Form 10-K
period 2015-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2016-03-15
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2015 was $84,276,533 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 14, 2016, the registrant had 30,845,754 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2016 Annual Meeting of Shareholders	12, 13 and 14

PART I

Item 1.     Business.

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is an internally managed investment company. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, (the "1940 Act"). For tax purposes, we have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). We were incorporated under the laws of the state of New York in August 1981. We are overseen by our Board of Directors and managed by our officers and have no external investment advisor.

Harris & Harris Group builds transformative companies enabled by disruptive science by identifying and investing in such companies and then providing strategic, operational and management resources, and creative financial solutions.

We believe we provide four core benefits to our shareholders. First, we provide shareholders with access to what we believe are disruptive science-enabled companies, particularly ones that are targeting opportunities in the precision health and precision medicine markets that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Second, we have an existing portfolio of companies in emerging industries at varying stages of maturity that provide for a potential pipeline of investment returns over time. Third, we provide access for accredited investors to co-invest with us in our portfolio companies through our pre-emptive rights. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies.

Historically, our investment objective has been to achieve long-term capital appreciation investing in venture capital investments. We defined venture capital investments as the money and resources made available to privately held and publicly traded small businesses that we believe have exceptional growth potential. Since 2008, the focus of our initial investments has narrowed to primarily BIOLOGY+ companies. We define BIOLOGY+ as investments in interdisciplinary life sciences companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. Since 2008, more than 80 percent of our initial investments have been in BIOLOGY+ companies.

We believe our future growth will be driven by building BIOLOGY+ companies that are targeting the growing market of precision health and precision medicine. We believe that by operating these precision health and precision medicine companies as majority-owned subsidiaries or controlled partner companies rather than as traditional venture capital investments we can provide more meaningful growth for our shareholders. Our team is already actively engaged in this market and in operating these companies.

Precision Health and Precision Medicine

We define precision health as a focus on preventative care and well-being at the individual level. It includes medical technologies, digital technologies, genetic and biochemical technologies, and machine learning technologies that permit individuals to take control of their health and well-being at all stages of their lives, especially ahead of the period in their lives when chronic disease becomes more prevalent and even potentially dominant. Our specific expertise is in areas where phenotypic or environmental information is intersecting with genotypic information.

We believe there are four trends that will drive the opportunity in precision health:

1)	As investment banks, Macquarie and Barclays, indicated in recent reports, there is a general shift towards consumerism in health and health care decisions;
2)	The movement of digital technologies into the life sciences market is putting far more information at the fingertips of the individual and placing a high value on business models that can translate the power of aggregated data to the individual decision maker;
3)	The merging of new genomic data with phenotypic or environmental data will finally provide medically actionable information; and
4)	Baby boomers are now entering a period in their lives where disease becomes prevalent, and millennials are digitally savvy and taking control of their health care decisions; both represent large segments of the population.

We believe the best way to generate value for our shareholders is to operate these companies as majority-owned subsidiaries or controlled portfolio companies where we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. This level of control and influence was difficult for us to maintain and exert while making traditional venture capital investments owing to our relatively small asset base as compared with other venture capital investors. Our structure as a permanent entity also created conflicts with the interests of investors with finite-life funds that we believe influenced business decisions of our investee companies. We believe our ability to be a long-term, patient partner that can generate returns on invested capital through dividends, consulting income, fee income and other sources of cash flows in addition to the sale of our securities of our investee companies is a competitive advantage for us and provides flexibility in how we build and invest in companies.

As of December 31, 2015, we had eight portfolio companies focused on the precision health and precision medicine market. We had controlling positions in three of these eight companies. These eight companies include:

Champions Oncology, Inc. (NASDAQ:CSBR) - Champions Oncology is engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs.

EchoPixel, Inc. - EchoPixel provides virtual reality 3-D visualization software that offers physicians the opportunity to view and interact with patient tissues and organs as if they were real objects.

Metabolon, Inc. - We believe Metabolon is among the pioneers and leaders in metabolomics, an integrative, powerful phenotyping technology for assessing health. Its proprietary platforms and informatics systems are delivering biomarker discoveries, innovative diagnostic tests, breakthroughs in precision medicine, and robust partnerships in genomics-based health initiatives.

NGX Bio, Inc. (Controlled Investment) - NGX Bio's expertise is in next-generation sequencing, logistics, and genomic data analysis. It is focused on making next-generation sequencing easy and affordable for researchers.

ORIG3N, Inc. - ORIG3N has established the world's largest uniformly consented induced pluripotent stem cell repository to better understand the cellular and molecular foundations of disease.

Phylagen, Inc. - Phylagen harnesses the vast, unseen world of microbes that we believe will improve business performance and make our lives better.

ProMuc, Inc. (Controlled Investment) - ProMuc develops synthetic mucins for the nutritional, food and health care markets.

TARA Biosystems, Inc. (Controlled Investment) - TARA Biosystems is focused on revolutionizing “human-on-a-chip” technology by providing predictive cardiac physiology.

We believe there are very few people and very few investment firms remaining that have the expertise to find, incubate and build these types of companies. The foundational disruptive science comes from leading laboratories at premier research institutions. It takes time, experience and often partnerships with leading, global scientific companies to get access to such foundational technology and to bring the technology to market. Our team and our network of advisors and consultants, with scientific backgrounds in chemistry, biochemical engineering, physics, genetics and material science, are uniquely qualified to identify, diligence and invest in these opportunities.

We spend a tremendous amount of time with these companies, often playing managerial roles in the earliest stages of their development. Our technical knowledge and company-building experience are important at this stage. As these companies develop, we continue to invest in them. In many of these companies, there is a round of capital that has an asymmetric or outsized return potential compared with other rounds. By being in the companies early and by recognizing this opportunity, we believe we have the potential to deliver outsized returns even though the investment time period may be long.

Other BIOLOGY+ and Active Legacy Portfolio

We have a legacy portfolio of investments outside of the precision health and precision medicine sector that we believe has the potential to generate meaningful returns for shareholders over the coming years. Over the last five years, we have demonstrated that we have the ability to discover, diligence, invest, build and realize gains from our investments.

Our other BIOLOGY+ investments include:

ABS Materials, Inc. - ABS Materials provides innovative solutions for water treatment and a wide variety of other applications.

Accelerator IV New York Corporation - Accelerator is a biotechnology investment and management company with offices in New York City and Seattle. Through its consortium of top-tier investors, team of scientific thought leaders and executive managers, it identifies, finances and manages the development of emerging biotechnology opportunities.

AgBiome, LLC - AgBiome is a biotechnology company using new knowledge of the plant-associated microbiome to create innovative products for agriculture.

Ensemble Therapeutics Corporation - Ensemble Therapeutics is focused on the discovery and development of breakthrough small molecule therapies for patients with cancer and other serious diseases.

Enumeral Biomedical Holdings, Inc. (OTC:ENUM) - Enumeral Biomedical discovers and develops novel therapeutics known as immunomodulators or immunotherapies that help the immune system fight cancer and other diseases.

Lodo Therapeutics Corporation - Lodo Therapeutics develops novel therapeutics derived from the company’s metagenomics-based small molecule discovery platform.

Mersana Therapeutics, Inc. - Mersana Therapeutics develops immunoconjugate therapies by leveraging its Fleximer platform to create precisely targeted and highly tailored drugs.

OpGen, Inc. (NASDAQ:OPGN) - OpGen uses molecular testing and bioinformatics to assist health care providers to combat multi-drug resistant bacterial infections.

Petra Pharma Corporation - Petra Pharma develops small molecule inhibitors for the treatment of cancer and metabolic diseases.

Senova Systems, Inc. - Senova Systems developed the industry's first revolutionary pH sensor platform aimed at replacing current glass electrodes with solid state smart sensors that contain no glass and require no user calibration.

Our remaining active legacy investments include:

Adesto Technologies Corporation (NASDAQ:IOTS) - Adesto Technologies is a provider of application-specific, feature-rich, ultra-low power non-volatile memory products.

D-Wave Systems, Inc. - We believe D-Wave Systems is the recognized leader in the development, fabrication, and integration of superconducting quantum computers.

HZO, Inc. - HZO's technology solutions make electronics waterproof and resistant to corrosion.

Magic Leap, Inc. - Magic Leap is developing the next computing platform that will enable users to seamlessly combine and experience digital and physical lives.

Nanosys, Inc. - We believe Nanosys is leading the development of quantum dot technology for displays.

Produced Water Absorbents, Inc. (also does business as ProSep, Inc.) - We believe ProSep is the industry-leading technology and services provider of choice for integrated process solutions to the global oil and gas industry.

There are three main drivers of our potential growth in value from these companies over the coming years. First, we have a larger portfolio of more mature companies than we have had historically. Second, we believe the quality of our existing portfolio is stronger than it has been historically. Third, we own larger percentages of the companies in the existing portfolio than we have owned historically.

In previous communications with shareholders, we have discussed how we are managing our portfolio, feeding the "fat hogs" and starving the "lean hogs" to maximize our value at exit. We currently believe our non-precision health and precision medicine companies like D-Wave Systems, Inc., Adesto Technologies Corporation, HZO, Inc., and AgBiome, LLC, may have the potential to be real drivers of realized returns from our portfolio in the coming years.

We plan to return to shareholders a much greater portion of future realized gains from these maturing investments in the form of dividends and share repurchases than we have historically. During the third quarter of 2015, our Board of Directors authorized a repurchase of up to $2.5 million of the Company’s common stock in the open market within a six-month period. To date, we have repurchased 509,082 shares. During the first quarter of 2016, our Board of Directors re-authorized the repurchase of up to an additional $2.5 million of the Company’s common stock in the open market within a six-month period of such reauthorization.

As of December 31, 2015, our investments comprise 80 percent of our total assets. Within this percentage, our precision health and precision medicine portfolio comprised 22.3 percent and our active legacy portfolio comprised 50.3 of our total assets. We note that the segmentation of our precision health and precision medicine portfolio and our other BIOLOGY+ and legacy portfolio in this section is for informational purposes only. We currently manage and plan to continue to manage our portfolio, allocate capital and budget our investments on a wholistic basis and not in separate segments. Our cash comprised 18.6 percent of our total assets and other assets comprised the remaining 1.4 percent of our total assets. As of December 31, 2015, we had $5,000,000 in debt outstanding.

Co-Investment Opportunities

Beginning in 2016, we may also seek from time to time to provide accredited investors in Harris & Harris Group with the opportunity to co-invest in certain of our portfolio companies through one or more series issued by H&H Co-Investment Partners, LLC, upon the exercise of pre-emptive rights. Harris & Harris Group will serve as the managing member and investment adviser to H&H Co-Investment Partners. We anticipate earning management and incentive fees in connection with our management of each series issued by H&H Co-Investment Partners.

Investments that Generate Current Income

Historically, generation of current income was a secondary objective. In our letter to shareholders for the third quarter of 2015, we announced that we are increasing the priority of generation of current income, particularly related to our initial investments made after January 1, 2016. As a BDC, we invest in and offer managerial assistance to our investee companies. In certain cases, particularly in ones where we control the company, we may receive consulting fees for our time and services. We expect such sources of income to increase as we increase the number of controlled and partner companies. During 2015, we generated short-term income through payment of such consulting fees from five of the 31 companies in our portfolio (16 percent).

Historically, we demonstrated the ability to identify, diligence, underwrite and realize gains in mid- to late-stage companies and securities that produce current income to us. We may refer to our activities in this area as specialty finance, and it is a part of our ability to invest opportunistically in a range of types of securities to take advantage of market inefficiencies. We identified such an opportunity in providing debt capital to mid- to late-stage companies that have capital needs that are in excess of most online lending platforms and marketplaces or are below the thresholds to interest traditional lenders. We continue to believe there is a lack of capital available to companies that fit this profile and an opportunity for us to generate favorable risk-adjusted returns on invested capital through investments in these companies.

We believe we have two primary competitive advantages for investments in such companies and securities: 1) Our long history of investing in companies throughout their lifecycles provides us with extensive knowledge and experience in understanding the needs and risks of investing in such companies; 2) We are able to design creative investment options and solutions for investee companies that may be difficult to secure from alternative sources of capital.

Involvement in Our Investee Companies

As a BDC, we invest in and offer managerial assistance to our portfolio companies. We have always been involved with founding, incubating and building what we believe are transformative companies from disruptive science. In fact, we have been the first institutional investor or a member of the first syndicate of institutional investors in two-thirds of the companies we have invested in since our founding. We may own 100 percent of the securities of a small business for a period of time. We may control the company for a substantial period. We may control 25 percent or more of the board seats in those companies in which we have significant ownership. We expect to maintain or increase our control in our controlled and partner investee companies over time. These businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our investments will never realize their potential, and some will be unprofitable or result in complete loss of our investment. Some of our investments will build successful companies but will not provide a return to us. Small businesses are more vulnerable to adverse business or economic developments than better-capitalized companies. Small businesses generally have limited product lines, markets and/or financial resources. Publicly traded small businesses and those with small market capitalizations are not well known to the investing public and are generally subject to high volatility, to general movements in markets, to perceptions of potential growth and/or the potential for bankruptcy.

In connection with our investments, we expect to provide a variety of services, including the following:

•	serving in management roles;

•	recruiting management;

•	formulating operating strategies;

•	formulating intellectual property strategies;

•	assisting in financial planning;

•	providing management in the initial start-up stages;

•	introducing corporate and development partners; and

•	establishing corporate goals.

We may assist in raising additional capital for these companies from other potential investors. We are more likely to invest our own capital rather than seek capital from other investors in our controlled and partner companies. This reliance on our capital to fund the operations of these companies increases the risks associated with such investments. We typically find it necessary or appropriate to provide additional capital of our own in rounds of financing subsequent to our initial investment. We may introduce these companies to potential joint venture partners, suppliers and customers. In addition, we may assist in establishing relationships with investment bankers and other professionals. We may also assist management of our investee companies with strategy and execution of merger and acquisition ("M&A") transactions. We generate income from certain of our controlled and partner companies for these services and plan to increase this source of short-term income in the future.

We may control, be represented on, or have observer rights on the board of directors of a portfolio company through one or more of our officers or directors who may also serve as officers of the portfolio company. We indemnify our officers and directors for serving on the boards of directors or as officers of portfolio companies, which exposes us to additional risks. Particularly during the early stages of an investment, we may conduct the operations of the portfolio company. As an early-stage company emerges from the developmental stage with greater management depth and experience, we expect that our role in the portfolio company’s day-to-day operations will diminish.

Industry Sectors of Investment

We generally classify our existing investments in one of three industry sectors: Life Sciences, Energy and Electronics. Historically, the interdisciplinary nature of science-based inventions enables our portfolio companies to address needs in multiple sectors rather than being confined to addressing needs in one sector.

We classify companies in our life sciences portfolio as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, diagnostics, health care, bioprocessing, water, industrial biotechnology, food, and nutrition. Our investments in precision health and precision medicine companies fall into this category.

We classify companies in our energy portfolio as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. Energy is a term used commonly to describe products and processes that solve global problems related to resource constraints. The term "cleantech" is also used commonly in a similar manner.

We classify companies in our electronics portfolio as those that address problems in electronics-related industries, including semiconductors, computing, telecommunications and data communications, metrology and test and measurement.

Investment Securities and Strategies

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

We have discretion in the investment of our capital to achieve our objectives. Historically, we invested a substantial portion of our assets in securities that we consider to be private equity investments. These private equity investments usually do not pay interest or dividends and typically are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities. Some of our convertible bridge notes may result in payment-in-kind ("PIK") interest, which typically accrues over the life of the bridge note and often converts into equity of the portfolio company upon a financing event. While we plan to continue to make investments in securities of existing portfolio companies that do not provide short-term cash flows to us, we plan to focus a large portion of our future initial investments in securities of companies that provide short-term income to us through consulting agreements, fees, dividends or interest income. These businesses can range in stage from pre-revenue to generating positive cash flow. Substantially all of our long-term investments are in thinly capitalized, unproven, small companies focused on commercializing risky technologies. We do not limit our investments to any categories of investments. Our securities investments may consist of private, public or governmental issuers of any type, subject to the restrictions imposed on us as a BDC under the 1940 Act. Subject to the diversification requirements applicable to a RIC, we may commit all of our assets to only a few investments.

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

The following is a summary description of the types of assets in which we may invest, the investment strategies we may use, and the attendant risks associated with our investments and strategies.

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

We primarily make such investments in companies with operating histories that are unprofitable or marginally profitable, that have negative net worth, or that are involved in bankruptcy or reorganization proceedings. These investments would involve businesses that management believes have potential for rapid growth through the infusion of additional capital and management assistance. In addition, we may make investments in connection with the acquisition or divestiture of companies or divisions of companies. There is a significantly greater risk of loss with these types of securities than is the case with traditional investment securities.

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

Debt Investments

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payment and length of time to maturity from private, public or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage small businesses. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2015, the debt obligations held in our portfolio consisted of convertible bridge notes and subordinated secured debt. Our convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are generally held for the purpose of potential conversion into equity at a future date.

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

Income from our investments in intellectual property or its development may take the form of participation in licensing or royalty income, fee income, or some other form of remuneration. In order to satisfy RIC requirements, these investments may be held in an entity taxable as a corporation. Investment in developmental intellectual property rights involves a high degree of risk that can result in the loss of our entire investment as well as additional risks, including uncertainties as to the valuation of an investment and potential difficulty in liquidating an investment. Further, investments in intellectual property generally require investor patience, as investment return may be realized only after or over a long period. At some point during the commercialization of a technology, our investment may be transformed into ownership of securities of a small business, as discussed above.

Importance of Availability of Liquid Capital

Private venture capital and private equity funds are structured commonly as limited partnerships with a committed level of capital and finite lifetime. Capital is "called" from limited partners to make investments and pay for expenses of running the firm at various points within the lifetime of the fund. For each initial investment, the fund must reserve additional capital for follow-on investments at later stages of the life of the portfolio companies. These follow-on investments are required because often portfolio companies in areas in which we invest, whether privately held or publicly traded, operate with negative cash flow for lengthy periods of time. In general, the cumulative total of initial invested capital and reserves cannot exceed the committed level of capital of the fund.

Our strategy for investing capital is similar to this approach in some respects. We make initial investments in privately held and publicly traded companies and project the amount of capital that may be required should the company mature successfully. These projections, equivalent to the reserves of private venture capital and private equity funds, are reviewed weekly by management, are updated frequently and are a component of the data that guide our decisions on whether to make new and follow-on investments. As a publicly traded, internally managed investment company, our cash used to make investments and pay expenses is held by us and not called from external sources when needed. Accordingly, it is crucial that we operate the company with a substantial balance of liquid capital for this reason and for four additional reasons.

1)	We manage the company and our investment criteria and pace such that our projected needs for capital to make new and follow-on investments do not exceed the total of our liquid investments. Although we use best efforts to predict when this capital will be required for use in new and follow-on investments, we cannot predict with certainty the timing for these investments. We would be unable to make new or follow-on investments in our portfolio companies without having substantial liquid resources of capital available to us.

2)	We rarely commit the total amount of cumulative capital intended for investment in any portfolio company at one point in time. Instead, our investments consist of multiple rounds of financing of a given portfolio company, in which we typically participate if we believe that the merits of such an investment outweigh the risks. We also commonly have preemptive rights to invest additional capital in our privately held portfolio companies. These rights are useful to protect and potentially increase the value of our positions in our portfolio companies as they mature. Sometimes, the terms of such financings in privately held companies also include penalties for those investors that do not invest in these subsequent rounds of financing. Without available capital at the time of investment, our ownership in the company would be subject to these penalties that can lead to a partial or complete loss of the capital invested prior to that round of financing.

3)	As we focus on maintaining and increasing ownership positions in our best portfolio companies, we will need to make sure to reserve enough capital to fund these companies as we will become less reliant on outside investment in order to maintain these control ownership positions.

4)	We may have the opportunity to increase ownership in late rounds of financing in some of our most mature companies. We may also have the opportunity to purchase controlling ownership in these companies. Having permanent, liquid capital available for investment and access to the capital markets allows us to take advantage of these opportunities as they arise.

Borrowing and Margin Transactions

We may from time to time borrow money or obtain credit by any lawful means from banks, lending institutions, other entities or individuals, in negotiated transactions. We may issue, publicly or privately, bonds, debentures or notes, in series or otherwise, with interest rates and other terms and provisions, including conversion rights, on a secured or unsecured basis, for any purpose, up to the maximum amounts and percentages permitted for BDCs under the 1940 Act. The 1940 Act currently prohibits us from borrowing any money or issuing any other senior securities (including preferred stock but excluding temporary borrowings of up to five percent of our assets), if after giving effect to the borrowing or issuance, the value of our total assets less liabilities not constituting senior securities would be less than 200 percent of our senior securities. We may pledge assets to secure any borrowings. As of December 31, 2015, we had $5,000,000 in outstanding debt.

On September 30, 2013, the Company entered into a $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and the other lenders party thereto from time to time, which provides for a multi-draw credit facility (the "Loan Facility") that may be used by the Company to fund investments in portfolio companies. We have pledged our assets to secure any borrowings. As of December 31, 2015, we had $5,000,000 in outstanding debt.

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

We expect turnover of our investments to be especially low for our our investments in controlled and partner companies as our focus with respect to these investments is to grow the companies and generate value and returns through mechanisms other than solely through the sale of our securities of those companies. We expect that our portfolio company turnover will increase from historical rates as we make more investments in securities that produce near-term cash flows through payments of interest and yield-enhancing fees and that have fixed periods of time for repayment of the original invested capital.

Management

Achievement of our investment objective is primarily dependent upon the judgment of Douglas W. Jamison and Daniel B. Wolfe, full-time members of management who are designated as Managing Directors and members of our deal team. Blake Stevens, Senior Associate, and Alexei Andreev, a part-time employee who is a Venture Partner, are also members of our deal team. The Managing Directors have expertise in investing, company building, finance, credit underwriting, intellectual property and science and technology. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

Misti Ushio was a Managing Director as of December 31, 2015, but resigned her position with the Company on February 29, 2016, to pursue her role as Chief Executive Officer of TARA Biosystems, Inc., one of our controlled precision health and precision medicine portfolio companies.

Competition

Numerous companies and individuals are engaged in investing in privately held or small publicly traded businesses and company-building businesses, and such businesses are intensely competitive. We believe our corporate structure permits public market investors to participate in investing in privately held or small publicly traded businesses, company building, specialty finance and in the commercialization of precision health and wellness-related breakthroughs while many of the leading companies are still private. We also believe our corporate structure permits greater liquidity and better transparency than private investment funds and private equity businesses. We believe we are a unique company with our focus on being actively involved investors in the formation and building of companies founded on disruptive science as a liquid, U.S. exchange-listed, publicly traded company.

We believe that we have invested in more science-enabled small businesses than any U.S.-based publicly traded investment firm. We believe we have assembled a team of investment professionals that, in addition to a proven track record of successful investing in such companies and securities, have scientific and intellectual property expertise that is relevant to investing in science-related breakthroughs. Nevertheless, many of our competitors have significantly greater financial and other resources than we do and are, therefore, in certain respects, in a better position than we are to obtain access to attractive investment opportunities. There can be no assurance that we will be able to compete against these businesses for attractive investments, particularly in capital-intensive companies.

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

Tax Status

The following discussion is a general summary of certain material U.S. federal income tax considerations relating to our qualification and taxation as a RIC and the acquisition, ownership and disposition of our preferred stock or common stock, but does not purport to be a complete description of the income tax considerations relating thereto. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of investors subject to special treatment under U.S. federal income tax laws, including tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, traders in securities that elect to use the mark-to-market method of accounting for securities holdings, persons subject to the alternative minimum tax, U.S. expatriates, U.S. persons with a functional currency other than the U.S. dollar, persons that hold our preferred stock or common stock as part of an integrated investment (including a "straddle"), "controlled foreign corporations," "passive foreign investment companies," or corporations that accumulate earnings to avoid U.S. federal income tax. This summary is limited to beneficial owners of our preferred stock or common stock that will hold our preferred stock or common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, temporary and final U.S. Treasury regulations, and administrative and judicial interpretations, each as of the date hereof and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the "IRS") regarding our preferred stock or common stock. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

This summary does not discuss the consequences of an investment in our subscription rights, debt securities or warrants representing rights to purchase shares of our preferred stock, common stock or debt securities or as units comprised of combinations of securities. The U.S. federal income tax consequences of such an investment will be discussed in the relevant prospectus supplement. In addition, we may issue preferred stock with terms resulting in U.S. federal income taxation of beneficial owners with respect to such preferred stock in a manner different from as set forth in this summary. In such instances, such differences will be discussed in a relevant prospectus supplement.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our preferred stock or common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner, the activities of the partnership and certain determinations made at the partner level. Investors treated as partnerships for U.S. federal income tax purposes (or investors that are partners in such a partnership) are encouraged to consult with their own tax advisers with respect to the tax consequences relating to the purchase, ownership and disposition of our preferred stock or common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our securities will depend on the facts of their particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in tax laws.

Election to be Taxed as a RIC

Effective beginning on January 1, 1997, we met the criteria specified below to qualify as a RIC and elected to be treated as a RIC under Subchapter M of the Code with the filing of our federal income tax return for 1997. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our shareholders as dividends, which allows us to reduce or eliminate our corporate-level U.S. federal income tax.

Taxation as a RIC

For any taxable year in which we:

•	qualify as a RIC; and

•	distribute at least 90 percent of our net ordinary income and realized net short-term gains in excess of realized net long-term capital losses, if any (the "Annual Distribution Requirement").

We generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain ( i.e. , net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute (or are deemed to distribute) to shareholders with respect to that year. We made an election to recognize built-in gains as of the effective date of our election to be treated as a RIC and, therefore, will not be subject to built-in gains tax when we sell those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to tax on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level tax on such built-in gain at the time the assets are acquired. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

In order to qualify as a RIC for federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a BDC under the 1940 Act;

•	derive in each taxable year at least 90 percent of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a "qualified publicly traded partnership" (the "90 Percet Income Test"); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

o	at least 50 percent of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5 percent of the value of our assets or more than 10 percent of the outstanding voting securities of such issuer; and

o	no more than 25 percent of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more "qualified publicly traded partnerships" (the "Diversification Tests").

As noted above, in order to qualify as a RIC, we must satisfy the Diversification Tests each quarter. Because of the specialized nature of our investment portfolio, in some years we have been able to satisfy the diversification requirements under Subchapter M of the Code primarily as a result of receiving certification from the SEC under the Code with respect to each taxable year beginning after 1998 that we were "principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available" for such year.

Although we received SEC certifications for 1999 to 2014, there can be no assurance that we will receive such certification for subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). We intend to apply for certification for 2015. If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We also will fail to qualify for favorable RIC tax treatment for a taxable year if we do not satisfy the 90 Percent Income Test or Annual Distribution Requirement for such year. In the event we do not satisfy the 90 Percent Income Test, the Diversification Tests and the Annual Distribution Requirement for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

Although we currently intend to qualify as a RIC for each taxable year, under certain circumstances we may choose to take action with respect to one or more taxable years to ensure that we would be taxed under Subchapter C of the Code (rather than Subchapter M) for such year or years. Additionally, income from fees and consulting payments generally does not qualify as good RIC income under the 90 Percent Income Test. As we generate more income from such payments, it is possible that we may fail to qualify as a RIC for a taxable year owing to an inability to satisfy the 90 Percent Income Test. While we believe this income will be greater in 2016 than in past years, we expect that we will satisfy the 90 Percent Income Test in 2016, allowing us to qualify as a RIC for such year. Furthermore, our ownership percentages in our portfolio have grown over the last several years, which make it more difficult to pass certain RIC diversification tests when companies in our portfolio are successful and we want to invest more capital in those companies to increase our investment returns. As long as the aggregate values of our non-qualifying assets remain below 50 percent of total assets, we will continue to qualify as a RIC. Rather than selling portfolio companies that are performing well in order to pass our RIC diversification tests, we may opt instead not to qualify as a RIC. We will choose to take such action only if we believe that the result of the action will benefit us and our shareholders.

Under applicable Treasury regulations and certain private rulings issued by the Internal Revenue Service, RICs are permitted to treat certain distributions payable in up to 80 percent in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes provided that shareholders have the opportunity to elect to receive the distribution in cash. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to distribute taxable dividends that are payable in part in our common stock.

As a RIC, we will be subject to a 4 percent non-deductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98 percent of our ordinary income for each calendar year, (2) 98.2 percent of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax (the "Excise Tax Avoidance Requirement"). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4 percent excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as a capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the "Distribution Requirements"). However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. We may be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.

Any transactions in options, futures contracts, constructive sales, hedging, straddle, conversion or similar transactions, and forward contracts will be subject to special tax rules, the effect of which may be to accelerate income to us, defer losses, cause adjustments to the holding periods of our investments, convert long-term capital gains into short-term capital gains, convert short-term capital losses into long-term capital losses or have other tax consequences. These rules could affect the amount, timing and character of distributions to shareholders. We do not currently intend to engage in these types of transactions.

Although we have not done so historically, if we invest in certain real estate investment trusts or residual interests of real estate mortgage investment conduits, a portion of our income may be classified as "excess inclusion income." Investors that are not otherwise subject to tax may be taxable on their share of any such excess inclusion income as unrelated business taxable income ("UBTI"). In addition, tax may be imposed on us on the portion of any excess inclusion income allocable to any investors that are classified as disqualified organizations.

A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to the RIC's shareholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses, and can use certain of them to offset capital gains indefinitely. Losses incurred prior to the Regulated Investment Company Modernization Act of 2010 carry an expiration date and must be used prior to post-enactment losses. As a result of this ordering rule, pre-enactment loss carryforwards may be more likely to expire unused. Owing to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35 percent or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not presently known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its shareholders.

If we acquire stock in certain foreign corporations that receive at least 75 percent of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50 percent of their total assets in investments producing such passive income ("passive foreign investment companies"). We could be subject to federal income tax and additional interest charges on "excess distributions" received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our shareholders. We would not be able to pass through to our shareholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election requires us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our tax liability. Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our shareholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90 percent of its annual gross income.

Taxation of U.S. Shareholders

A "U.S. shareholder" generally is a beneficial owner of shares of our preferred stock or common stock who is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States including an alien individual who is a lawful permanent resident of the United States or meets the "substantial presence" test under Section 7701(b) of the Code;

•	a corporation or other entity taxable as a corporation, for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;

•	a trust if (1) a court in the United States has primary supervision over its administration and one or more U.S. persons has the authority to control all substantial decisions of such trust or (2) if such trust validly elects to be treated as a U.S. person for federal income tax purposes; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For federal income tax purposes, distributions by us generally are taxable to U.S. shareholders as ordinary income or capital gains. Distributions of our "investment company taxable income" (which is, generally, our ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses) will be taxable as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional preferred stock or common stock. To the extent such distributions paid to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions may be reported by us as "qualified dividend income" eligible to be taxed in the hands of non-corporate shareholders at the rates applicable to long-term capital gains, provided certain holding period and other requirements are met at both the shareholder and company levels. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not be qualified dividend income. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as "capital gain dividends" will be taxable to a U.S. shareholder as long-term capital gains (currently at a maximum rate of 20 percent, in the case of individuals, trusts or estates), regardless of the U.S. shareholder's holding period for his, her or its preferred stock or common stock and regardless of whether paid in cash or reinvested in additional preferred stock or common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. shareholder's adjusted tax basis in such shareholder's preferred stock or common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. shareholder.

We currently intend to retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but to designate the retained net capital gain as a "deemed distribution." In that case, among other consequences, we will pay tax on the retained amount, each U.S. shareholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a tax credit equal to his, her or its allocable share of the tax paid thereon by us. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate shareholders on long-term capital gains, the amount of tax that non-corporate shareholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. shareholder's other federal income tax obligations or may be refunded to the extent it exceeds a shareholder's liability for federal income tax. A shareholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. For federal income tax purposes, the tax basis of shares owned by a U.S. shareholder will be increased by an amount equal under current law to the difference between the amount of undistributed capital gains included in the U.S. shareholder's gross income and the tax deemed paid by the U.S. shareholder as described in this paragraph. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a "deemed distribution."

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of the deduction for ordinary income and capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. shareholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. shareholders on December 31 of the year in which the dividend was declared.

If an investor purchases shares of our preferred stock or common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

A U.S. shareholder generally will recognize a taxable gain or loss if the U.S. shareholder sells or otherwise disposes of his, her or its shares of our preferred stock or common stock. Any gain arising from such sale or disposition generally will be treated as a long-term capital gain or loss if the U.S. shareholder has held his, her or its shares for more than one year. Otherwise, it will be classified as a short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our preferred stock or common stock held for six months or less will be treated as a long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our preferred stock or common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss.

In general, individual U.S. shareholders currently are subject to a reduced maximum federal income tax rate of 20 percent on their net capital gain (i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly) and certain estates and trusts are subject to an additional 3.8 percent tax on their "net investment income," which generally includes net income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. shareholders currently are subject to federal income tax on net capital gain at the maximum 35 percent rate also applied to ordinary income. Non-corporate U.S. shareholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate shareholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate U.S. shareholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We (or the applicable withholding agent) will send to each of our U.S. shareholders, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. shareholder's taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year's distributions generally will be reported to the Internal Revenue Service (including the amount of dividends, if any, eligible for the 20 percent "qualified dividend income" rate). Distributions may also be subject to additional state, local, and foreign taxes depending on a U.S. shareholder's particular situation. Dividends distributed by us generally will not be eligible for the corporate dividends received deduction or the preferential rate applicable to "qualified dividend income."

In some taxable years, we may be subject to the alternative minimum tax ("AMT"). If we have tax items that are treated differently for AMT purposes than for regular tax purposes, we may apportion those items between us and our shareholders, and this may affect our shareholder's AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued by the IRS, we may apportion these items in the same proportion that dividends paid to each shareholder bear to our taxable income (determined without regard to the dividends paid deduction), unless we determine that a different method for a particular item is warranted under the circumstances. You should consult your own tax adviser to determine how an investment in our stock could affect your AMT liability.

We may be required to withhold federal income tax ("backup withholding") from all distributions to any non-corporate U.S. shareholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual's taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. shareholder's federal income tax liability, provided that proper information is timely provided to the IRS.

Generally, an exempt organization is exempt from U.S. federal income tax on its passive investment income, such as dividends, interest and capital gains. This general exemption from tax does not apply to the UBTI of an exempt organization. Generally, income and gain derived by an exempt organization from the ownership and sale of debt-financed property is UBTI and, thus, taxable in the proportion to which such property is financed by "acquisition indebtedness" during the relevant period of time. Tax-exempt U.S. investors will not incur UBTI as a result of our leveraged investment activities, although a tax-exempt investor may incur UBTI on dividend income paid by us and generally on any gain realized on the sale of shares of our common stock, if it borrows to acquire such shares. Tax-exempt U.S. investors may be subject to UBTI on excess inclusion income allocated to such investors as a result of an investment by us (if any) in certain certain real estate investment trusts or residual interests of real estate mortgage investment conduits. Tax-exempt U.S. persons are urged to consult their own tax advisors concerning the U.S. federal tax consequences of an investment in our shares.

Taxation of Non-U.S. Shareholders

A "Non-U.S. shareholder" is a beneficial owner of shares of our preferred stock or common stock that is not a U.S. shareholder or a partnership (including an entity treated as a partnership) for U.S. federal income tax purposes.

Whether an investment in our shares is appropriate for a Non-U.S. shareholder will depend upon that person's particular circumstances. An investment in the shares by a Non-U.S. shareholder may have adverse tax consequences. Non-U.S. shareholders should consult their tax advisers before investing in our preferred stock or common stock.

In general, dividend distributions (other than certain distributions derived from net long-term capital gains) paid by us to a Non-U.S. shareholder are subject to withholding of U.S. federal income tax at a rate of 30 percent (or lower applicable treaty rate) even if they are funded by income or gains (such as portfolio interest, short-term capital gains, or foreign-source dividend and interest income) that, if paid to a Non-U.S. shareholder directly, would not be subject to withholding. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), we will not be required to withhold federal income tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. shareholders. (Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

However, no withholding is required with respect to certain distributions if (i) the distributions are properly reported as "interest-related dividends" or "short-term capital gain dividends" in written statements to our shareholders, (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. Currently, we do not anticipate that any significant amount of our distributions would be reported as eligible for this exemption from withholding.

Actual or deemed distributions of our net capital gains to a Non-U.S. shareholder, and gains realized by a Non-U.S. shareholder upon the sale of our preferred stock or common stock, will not be subject to federal withholding tax and generally will not be subject to federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), or in the case of an individual shareholder, the shareholder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. shareholder will be entitled to a federal income tax credit or tax refund equal to the shareholder's allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a federal income tax return even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a federal income tax return. For a corporate Non-U.S. shareholder, distributions (both actual and deemed), and gains realized upon the sale of our preferred stock or common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional "branch profits tax" at a 30 percent rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. shareholder.

A Non-U.S. shareholder who is a non-resident alien individual, and who is otherwise subject to withholding of federal income tax, may be subject to information reporting and backup withholding of federal income tax on dividends unless the Non-U.S. shareholder provides us or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute or successor form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. shareholder or otherwise establishes an exemption from backup withholding.

Legislation commonly referred to as the "Foreign Account Tax Compliance Act," or "FATCA," generally imposes a 30 percent withholding tax on payments of certain types of income to foreign financial institutions that fail to enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners). The types of income subject to the tax include U.S. source interest and dividends, and the gross proceeds from the sale of any property that could produce U.S. source interest or dividends paid after December 31, 2016. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder's account. In addition, subject to certain exceptions, this legislation also imposes a 30 percent withholding on payments to foreign entities that are not financial institutions unless the foreign entity certifies that it does not have a greater than 10 percent U.S. owner or provides the withholding agent with identifying information on each greater than 10 percent U.S. owner. Depending on the status of Non-U.S. holders and the status of the intermediaries through which they hold their shares, Non-U.S. holders could be subject to this 30 percent withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a Non-U.S. holder might be eligible for refunds or credits of such taxes.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Failure to Qualify as a Regulated Investment Company

If we fail to satisfy the 90 percent Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Such distributions would be taxable to our shareholders and provided certain holding period and other requirements were met, could qualify for treatment as "qualified dividend income" eligible for the 20 percent maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

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

Employees

As of December 31, 2015, we employed nine full-time employees and one part-time employee. As of March 1, 2016, we have seven full-time employees and one part-time employee. We believe our relations with our employees are generally good.

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

Risks related to our investments.

Approximately 56.1 percent of the net asset value attributable to our equity-focused investment portfolio, or 46.6 percent of our net asset value, as of December 31, 2015, is concentrated in Adesto Technologies Corporation, Metabolon, Inc., HZO, Inc., and D-Wave Systems, Inc.

At December 31, 2015, we valued our investment in Adesto, which had a historical cost to us of $11,482,417, at $13,645,682, our investment in Metabolon, which had a historical cost to us of $7,231,212, at $13,621,844, our investment in HZO, which had a historical cost to us of $8,876,508, at $7,126,786, and our investment in D-Wave, which had a historical cost to us of $5,689,311, at $6,931,138, which collectively represent 56.1 percent of the net asset value attributable to our equity-focused investment portfolio, excluding our rights to potential future milestone payments, or 46.6 percent of our net asset value.

Any downturn in the business outlook and/or substantial changes in the funding requirements of Metabolon, Adesto, HZO or D-Wave could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

The difficult venture capital investment and capital market climates for the types of companies in which we invest could increase the non-performance risk for our portfolio companies.

The potential for future global instabilities remains of concern. Even with signs of economic improvement, the availability of capital for firms that focus on investing in capital-intensive, science-enabled, small businesses, such as the ones in which we invest, continues to be limited. Historically, difficult financing environments have resulted in a higher than normal number of small businesses not receiving capital and being subsequently closed down with a loss to investors, and other small businesses receiving capital but at significantly lower valuations than the preceding financing rounds. Additionally, tightening the liquidity environment for companies seeking financings, sales, IPOs or M&A transactions and the currently volatile public markets in general may negatively affect the available capital to the types of companies we invest in. Further, many of our portfolio companies receive non-dilutive funding through government contracts and grants. Reductions in government spending could have a direct and significant reduction in our portfolio companies' contract or grant awards. Such reductions can also result in reduced budgets at research facilities, which would reduce the volume of products they could potentially purchase from our portfolio companies.

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

As of December 31, 2015, our shares of Adesto Technologies Corporation and OpGen, Inc., and a portion of our shares of Enumeral Biomedical Holdings, Inc., which trade on an OTC exchange, were valued using the closing price at the end of the quarter as required by the 1940 Act owing to our determination that the common stock of these companies traded in an active market as of the valuation date. If in future quarters, shares of Adesto Technologies, OpGen and Enumeral Biomedical do not continue to trade in an active market as of the dates of valuation, the value of our shares could be materially different.

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

In October of 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on the value of our investments. Additionally, in December of 2015, the Federal Reserve raised the federal funds rate. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the U.S. government's credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our portfolio company’s ability to access the debt markets on favorable terms.

Investing in small, privately held and publicly traded companies involves a high degree of risk and is highly speculative.

A substantial portion of our portfolio consists of investments in preferred stock and bridge loans that are not rated by any rating agency, and if such investments were rated, they would likely receive a rating below investment grade or "junk." A below investment grade or "junk" rating means that, in the rating agency's view, there is increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full. In addition, we have invested a substantial portion of our assets in privately held companies, the securities of which are inherently illiquid. We may seek to invest in publicly traded small businesses that we believe have exceptional growth potential. Our privately held companies may transition to publicly traded companies through routes other than traditional IPOs and be listed on OTC rather than national exchanges. Although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions. These privately held and publicly traded small businesses tend to lack management depth, to have limited or no history of operations and to not have attained profitability. Companies commercializing products enabled by disruptive science are especially risky, involving scientific, technological and commercialization risks. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our investments are likely to be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to our investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We have historically invested in sectors including life sciences, energy and electronics that are subject to specific risks related to each industry.

We have historically invested the three largest portions of our portfolio in life sciences, energy and electronics companies. All of our life sciences investments can be characterized as investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. Our focus for new investments is in companies focused on precision health and precision medicine, which operate in life science-related industries and markets.

Our life sciences portfolio consists of companies that commercialize and integrate products in life sciences-related industries, including precision medicine, biotechnology, pharmaceuticals, diagnostics and medical devices. There are risks in investing in companies that target life sciences-related industries, including, but not limited to, the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to show clinical utility; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology. Adverse developments in any of these areas may adversely affect the value of our life sciences portfolio.

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

We will continue to make follow-on investments in our energy companies. Our energy portfolio consists of companies that commercialize and integrate products targeted at energy-related markets. There are risks in investing in companies that target energy-related markets, including the rapid and sometimes dramatic price fluctuations of commodities, particularly oil and sugar, and of public equities, the reliance on the capital and debt markets to finance large capital outlays, change in climate, including climate-related regulations, and the dependence on government subsidies to be cost-competitive with non-renewable or energy-efficient solutions. Adverse developments in this market may significantly affect the value of our energy portfolio, and thus our portfolio as a whole.

We will continue to make follow-on investments in our electronics companies. Our electronics portfolio consists of companies that commercialize and integrate products targeted at electronics-related markets. There are risks in investing in companies that target electronics-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the electronics market in general. Additionally, electronics-related companies are currently out of favor with many investment firms. Therefore, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

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

In 2013 we announced the refinement of our investment focus for new investments in BIOLOGY+ companies. We define BIOLOGY+ as investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. In 2015, we refined this focus to precision health and precision medicine. Our focus on precision health and precision medicine is not a fundamental policy, and we will not be required to give notice to shareholders prior to making a change from this focus.

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

Depending on the amount and timing of our investments in our portfolio companies, even if a portfolio company is ultimately successful, the returns on our investment in such portfolio company may not be positive. Our portfolio companies often receive capital from other investors in rounds of financing. Depending on the amount of capital that it takes to operate a company until it either becomes cash flow positive or seeks to exit through an IPO or M&A transaction, each round of financing may have different terms, including liquidation preferences and control over company decisions. Depending on which rounds of financings the Company participates in and the terms of the last round of financing, the investment returns for any particular round may be higher or lower than others. Furthermore, our portfolio companies often require more capital than originally expected, and the ultimate value of those companies at realization may not be greater than the capital invested. Each of these scenarios and others could lead to a realized loss on an investment in an ultimately successful company.

Our investments in debt and preferred equity securities of portfolio companies may be extremely risky, and we could lose all or part of our investments.

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

When we make an investment in preferred equity securities of a portfolio company, these securities are generally structured as unsecured convertible securities that are non-income producing and thus are not meant to be viewed or considered debt securities. As such, our preferred equity securities are generally subordinated to claims by outstanding debt and other creditors. Deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold and may not result in proceeds to return for our holdings of preferred stock. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance” to that portfolio company and/or that we hold equity securities of the portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of another creditor.

To the extent we use debt to finance our investments, changes in interest rates could affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the return from invested funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income. In addition, an increase in interest rates could make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net investment income. A decrease in market interest rates may adversely impact our returns on our cash invested in treasury securities, which would reduce our net investment income and cash available to fund operations. We may also use the proceeds from borrowings to invest in non-income-producing investments. Under this scenario, we would incur costs associated with the borrowings without any income to offset those costs until such investment is monetized. It is possible we may not be able to cover the costs of such borrowings from the returns on those investments.

On September 30, 2013, the Company entered into the Loan Facility, which is a multi-draw credit facility that may be used by the Company to fund investments in portfolio companies. The Loan Facility requires payment of an unused commitment fee of one percent per annum on any unused borrowings. Borrowings under the Loan Facility bear interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash when due. The Company currently pays interest in cash on its outstanding borrowings. As of December 31, 2015, we had $5,000,000 in outstanding debt.

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

Regulations governing our operation as a BDC may limit our ability to, and the way in which we, raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business will in the future require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200 percent after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

•	Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to common stock in our capital structure, resulting in preferred shareholders having separate voting rights and possibly rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common shareholders or otherwise be in your best interest.

•	Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our shareholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our shareholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our shareholders at that time would decrease, and such shareholders may experience dilution.

We are a non-diversified investment company within the meaning of the 1940 Act, and, therefore, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. We do not have fixed guidelines for diversification, and, therefore, our investments could be concentrated in relatively few portfolio companies.

Our financial condition and results of operations could be negatively affected if a significant investment fails to perform as expected.

Our investment portfolio includes investments that may be significant individually or in the aggregate. If a significant investment in one or more companies fails to perform as expected, such a failure could have a material adverse effect on our financial condition and results of operations, and the magnitude of such effect could be more significant than if we had further diversified our portfolio.

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of the economic downturn that occurred from 2008 through 2009 and may experience such effects again in any future downturn or recession.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our portfolio holdings.

When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

Our business model depends upon the development and maintenance of strong referral relationships with private equity, venture capital funds and investment banking firms.

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions or other secondary transactions.

We may in the future choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service ("IRS"), a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20 percent of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in common stock). In no event will any stockholder, electing to receive cash, receive less than 20 percent of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70 percent of our total assets are qualifying assets, which may prevent us from making certain investments that we would otherwise view as attractive opportunities or important to facilitate transactions such as IPOs through participation in such offerings.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if the investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs, which would have a material adverse effect on our business, financial condition and results of operations. Rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position and/or other punitive actions on our securities of those companies). If, in order to make additional investments, we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may have difficulty in such a case in finding a buyer and, if we do find a buyer, we may have to sell the investments at a substantial loss.

Failure to maintain our status as a BDC could reduce our operating flexibility.

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs must invest at least 70 percent of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Investments in securities issued as part of an IPO are not considered "qualifying asssets." Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify or maintain our qualification as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a registered closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business and adversely impact your investment in us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain capital from realized investments to reinvest or obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

Any working capital reserves we maintain and capital obtained from realized investments may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. If we cannot obtain capital from realized investments or obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. In such cases, we could be unable to make follow-on investments in existing portfolio companies (which could result in the dilution of our position and/or other punitive actions on our securities of those companies), which may negatively impact our net asset value per share, our investment returns and our ability to make distributions to our shareholders.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Directors. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25 percent of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

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

Even when a portfolio of early-stage, high-technology investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern. This means that when reflected on a graph, the portfolio’s valuation would appear in the shape of the letter "J," declining from the initial valuation prior to increasing in valuation. This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful. Because early-stage small businesses typically have negative cash flow and are by their nature inherently fragile, a valuation process can more readily substantiate a loss of value than an increase in value. Even if our investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on our net asset value per share and the value of our common stock in the interim. Over time, as we continue to make additional investments, this J-curve pattern may be less relevant for our portfolio as a whole, because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

We expect to continue to experience material write-downs of securities of portfolio companies.

Write-downs of securities of our privately held companies have always been a by-product and risk of our business. We expect to continue to experience material write-downs of securities of privately held portfolio companies. Write-downs of such companies occur at all stages of their development. Such write-downs may increase in dollar terms, frequency and as a percentage of our net asset value as our dollar investment activity in privately held companies continues to increase, and the number of such holdings in our portfolio continues to grow. As the average size of each of our investments increases, the average size of our write-downs may also increase. We may also choose to sell the securities of our privately held portfolio companies at a discount to the amounts at which they have been previously valued.

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

We currently rely on the ability to generate realized returns on our investments through liquidity events such as IPOs and M&A transactions.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock traded below our net asset value per share during some periods in 2010 and consistently throughout 2011 through 2015. Our common stock may continue to trade at a discount to net asset value in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at, or below our net asset value. On December 31, 2015, our stock closed at $2.20 per share, a discount of $0.68, or 23.6 percent, to our net asset value per share of $2.88 as of December 31, 2015. On March 14, 2016, our stock closed at $1.90 per share, a discount of $0.98, or 34 percent, to our net asset value per share as of December 31, 2015.

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

As of December 31, 2015, we had $5,000,000 in debt outstanding pursuant to the Loan Facility, and we did not have any preferred stock outstanding.

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

We have elected to qualify and have qualified as a RIC under the Code. While we currently intend to continue to qualify as a RIC under the Code, we may generate more non-qualifying RIC income in 2016 than in previous years, which could result in us not qualifying as a RIC in 2016. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we failed to qualify for RIC status in 2014 or beyond, we would be taxed in the same manner as an ordinary corporation and distributions to our shareholders would not be deductible in computing our taxable income, which could materially adversely impact the amount of cash available for distribution to our shareholders. In addition, to the extent that we had unrealized appreciation, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gain in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years (or shorter applicable period), unless we made a special election to pay corporate-level tax at the time of our requalification as a RIC.

We will not be eligible to be treated as a RIC if we are not able to qualify as a RIC in any given year. In order to qualify for the special treatment accorded to RICs, we must meet certain income source, asset diversification and annual distribution requirements. Recent changes in our business, including our strategy of taking larger positions in our portfolio companies and increased holding periods to exit through IPOs or M&A transactions, have created more risk specifically relating to the asset diversification requirements of maintaining our special tax status. To qualify as a RIC, we must meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests in any year may result in the loss of RIC status. Because our ownership percentages in our portfolio have grown over the last several years, as of December 31, 2015, we had at least nine companies with significant valuations that are not qualifying assets for the purpose of the RIC test. As long as the aggregate values of our non-qualifying assets remain below 50 percent of total assets, we will continue to qualify as a RIC. It becomes more difficult to pass this test when companies in our portfolio are successful and we want to invest more capital in those companies to increase our investment returns. Rather than selling portfolio companies that are performing well in order to pass our RIC diversification tests, we may opt instead to not qualify as a RIC. If we fail to qualify for special tax treatment accorded to RICs for failure of our RIC diversification tests, or for any other reason, we will be subject to corporate-level income tax on our income.

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

Our investment objectives and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in small businesses are highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and technology and very small capitalization companies in particular. Because of our focus on the technology and very small capitalization sectors, and because we are a very small capitalization company ourselves, our stock price is especially likely to be affected by these market conditions. General economic conditions and conditions in the semiconductor and information technology, life sciences, materials science and other high-technology industries, including energy, may also affect the price of our common stock.

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

Our compensation structure as an internally managed BDC could be materially different than our compensation structure if we were externally managed.

As an internally managed BDC, our compensation structure is determined and set by our Board of Directors. This structure currently includes salary and bonus and incentive compensation, which is issued through grants and subsequent vesting of restricted stock. We are not generally permitted to employ an incentive compensation structure that directly ties performance of our investment portfolio and results of operations to compensation owing to our granting of restricted stock as incentive compensation.

This compensation structure contrasts to that of an externally managed BDC, where management fees used to pay salaries and bonuses of the employees of the external adviser are determined based on a percentage of total (gross) assets, and cash-based incentive compensation is determined based on the performance of the BDC’s investment portfolio and operating performance.

The differences between the compensation structure of our internally managed BDC and that of an externally managed BDC could lead to material differences in the compensation of our management team when compared with the compensation that would have been due if we were externally managed. For example, for the fiscal year ended December 31, 2015, salaries and benefits (excluding compensation costs related to restricted stock) accounted for approximately 3.5 percent of total assets. Owing primarily to a reduction in the number of full-time employees, we currently expect salaries and benefits to be approximately 2.8 percent of total assets for the fiscal year ending December 31, 2016, under the assumption that our total assets remains constant with those as of the end of 2015. This percentage could be higher if our total assets decrease as of the end of 2016 or could be lower if our total assets increase as of the end of 2016. If we were externally managed, the management fees that would be used to pay such expenses would be fixed based on the investment advisory agreement between the BDC and the adviser. This percentage is commonly set at 2.0 percent of total assets.

Incentive compensation is paid to our employees through grants of restricted stock. This restricted stock vests in part over time and in part when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. In 2015, approximately 100,500 shares of restricted stock vested based on time, and no restricted stock vested based on stock price. The company recognized approximately $798,965 in non-cash compensation expense related to restricted stock in 2015. While a portion of the amount of restricted stock that vests is directly correlated to our stock price, there is no specific direct correlation between vesting and performance of the BDC’s investment portfolio and operating performance. If we were externally managed, we would pay our adviser in cash a portion of our net realized gains less unrealized depreciation. This percentage is commonly set at 20 percent. If we were externally managed in 2015, we would not have paid incentive compensation to our adviser.

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

We and our consolidated subsidiaries are not currently subject to any material legal proceedings. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

	Market Price		Net Asset Value ("NAV") Per	Premium or (Discount) as a % of NAV
			Share at End of
Quarter Ended	High	Low	Period	High	Low

March 31, 2015	$3.85	$2.86	$3.39	13.6%	(15.6)%
June 30, 2015	$3.15	$2.56	$3.34	(5.7)%	(23.4)%
September 30, 2015	$2.88	$2.05	$2.80	2.9%	(26.8)%
December 31, 2015	$2.38	$2.00	$2.88	(17.4)%	(30.6)%

March 31, 2014	$3.94	$2.83	$3.73	5.6%	(24.1)%
June 30, 2014	$3.91	$3.12	$3.87	1.0%	(19.4)%
September 30, 2014	$3.43	$2.90	$3.85	(10.9)%	(24.7)%
December 31, 2014	$3.09	$2.51	$3.51	(12.0)%	(28.5)%

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at premiums that are unsustainable over the long term or at a discount from net asset value is separate and distinct from the risk that our net asset value will decrease. Historically, our shares of common stock have traded at times at a discount and at other times at a premium to net asset value.  For the last two years, our stock has generally traded at a discount to net asset value. The last reported price for our common stock on December 31, 2015, was $2.20 per share, which was a 23.6 percent discount to our net asset value of $2.88 as of December 31, 2015.

Shareholders

As of March 11, 2016, there were approximately 110 holders of record and approximately 12,500 beneficial owners of the Company's common stock.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2015 or 2014. For more information about deemed dividends, please refer to the discussion under "Tax Status."

Issuer Purchases of Equity Securities

On August 6, 2015, our Board of Directors authorized a repurchase of up to $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at December 31, 2015. The total dollar amount of shares repurchased in this period was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. The six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period. As of March 14, 2016, no additional repurchases have occurred, leaving a maximum of $2.5 million available for future repurchases.

The following table discloses on a monthly basis for the year ended December 31, 2015, the total number of shares repurchased (including the total number of shares repurchased under this program), the average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
August 21- 31, 2015	88,875	$2.54	88,875	$2,274,557
September 1-30, 2015	209,944	2.44	298,819	1,762,338
October 1-12, 2015	119,365	2.20	418,184	1,500,003
November 30, 2015	11,899	2.22	430,083	1,473,643
December 1-9, 2015	78,999	2.20	509,082	1,300,006

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2015

	Number of securities to be issued upon exercise of out- standing options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,402,912	$9.85	(2)

Equity compensation plans not approved by security holders	-	-	-

TOTAL	1,402,912	$9.85	(2)

(1) Represents shares subject to options.

(2) The Company's Stock Plan permits the issuance of stock options and restricted stock in an aggregate amount of up to 20 percent of our issued and outstanding common stock (the “Plan Maximum Shares”) as of the effective date of the Stock Plan (June 7, 2012).  Under the Stock Plan, all of the Plan Maximum Shares are available for grants of stock options, and half of the Plan Maximum Shares (up to 10 percent of our issued and outstanding common stock as of the effective date of the Stock Plan) is available for grants of restricted stock.  As of December 31, 2015, there were 3,734,879 shares remaining available for issuance under the Stock Plan, 2,037,731 of which were available for grant in the form of restricted stock.  If any shares subject to an award granted under the Stock Plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for awards under the Stock Plan.

Performance Graph

The graph below compares the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index. We chose broader indices for comparison because we make investments in multiple industries, and we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2010, and tracks it through December 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harris & Harris Group, Inc., the NASDAQ Composite Index
and the NASDAQ Financial Index

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15

Harris & Harris Group, Inc.	100.00	79.00	75.34	68.04	67.35	50.23
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Financial	100.00	91.04	106.16	153.95	162.67	168.32

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

Financial Position as of December 31:

	2015	2014	2013	2012	2011
Total assets	$96,461,286	$112,094,861	$125,063,946	$131,990,250	$150,343,653

Total liabilities	$7,749,615	$2,440,434	$2,362,371	$3,553,476	$4,645,246

Net assets	$88,711,671	$109,654,427	$122,701,575	$128,436,774	$145,698,407

Net asset value per outstanding share	$2.88	$3.51	$3.93	$4.13	$4.70

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year	30,845,754	31,280,843	31,197,438	31,116,881	31,000,601

Operating Data for Year Ended December 31:

	2015	2014	2013	2012	2011

Total investment income	$916,995	$517,800	$470,902	$722,227	$702,765

Total expenses[1]	$8,079,505	$8,419,527	$8,493,108	$9,525,570	$9,041,130

Net operating loss	$(7,162,510)	$(7,901,727)	$(8,022,206)	$(8,803,343)	$(8,338,365)

Total tax expense	$2,148	$17,896	$27,994	$15,236	$6,922

Net realized gain (loss) income from investments	$4,531,700	$(5,083,625)	$18,516,268	$2,406,433	$2,449,705

Net (increase) decrease in unrealized depreciation on investments	$(17,302,729)	$(585,068)	$(18,283,020)	$(13,589,990)	$2,347,297

Share of loss on equity investment	$(312,291)	$0	$0	$0	$0

Net decrease in net assets resulting from operations	$(20,245,830)	$(13,570,420)	$(7,788,958)	$(19,986,900)	$(3,541,363)

Decrease in net assets resulting from operations per average outstanding share	$(0.65)	$(0.43)	$(0.25)	$(0.65)	$(0.12)

1 Included in total expenses is non-cash, stock-based compensation expense of $798,965 in 2015; $857,006 in 2014; $1,249,756 in 2013; $2,928,943 in 2012; and $1,894,800 in 2011.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the Company's 2015 Consolidated Financial Statements and notes thereto.

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

In 1992, we registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified investment company. In 1995, we elected to become a business development company ("BDC") subject to the provisions of Sections 55 through 65 of the 1940 Act.

We build transformative companies enabled by disruptive science by identifying and investing in such companies and then providing strategic, operational and management resources, and creative financial solutions.

We believe we provide four core benefits to our shareholders. First, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are targeting opportunities in the precision health and precision medicine markets that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Second, we have an existing portfolio of companies in exciting markets at varying stages of maturity that provide for a potential pipeline of investment returns over time. Third, we provide access for accredited investors to co-invest with us in our portfolio companies through our pre-emptive rights. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies.

Review of 2015

We believe accomplishments and adjustments to our business made during 2015 position us for potential future growth. These items include:

•	Two of our portfolio companies, Adesto Technologies Corporation and OpGen, Inc., completed IPOs and are now traded on the NASDAQ stock exchange under the symbols IOTS and OPGN, respectively.

•	Molecular Imprints, Inc., and SiOnyx, Inc., were sold to undisclosed buyers. We hold shares in the buyer of Molecular Imprints and have an economic interest in future returns from the buyer of SiOnyx. CordenPharma International bought out SynGlyco, Inc.’s rights to future payments.

•	We sold our shares of Nantero, Inc., to an undisclosed current investor in the company at a gain on our investment.

•	We received milestone payments related to the sales of BioVex Group, Inc., to Amgen, Inc., and Molecular Imprints, Inc., to Canon, Inc.

•	We received the final principal payment from our initial set of non-convertible debt investments made between 2010 and 2012. We believe these investments generated an attractive return on investment, provided us with short-term income and all principal was repaid in full.

•	We repurchased 509,082 shares of our stock for approximately $1.2 million at an average price per share of $2.36.

•	We ended 2015 with $17.9 million in cash and $19.1 million in secondary liquidity (publicly traded positions).

•	We decreased our expenses for the third consecutive year. Additionally, in 2016, we are positioned to significantly reduce our net operating loss by an additional 20-30 percent.

•	AgBiome LLC, EchoPixel, Inc., Magic Leap, Inc., Metabolon, Inc., NGX Bio, Inc., and ORIG3N, Inc., raised rounds of capital from new and current investors at higher prices per share than each company's respective prior round of financing.

•	HZO, Inc., raised capital from current investors at the same price per share as the prior round of financing and TARA Biosystems, Inc., attracted capital from two new investors in a convertible note financing.

•	A number of our portfolio companies announced significant developments including:

o	D-Wave secured multi-year agreements with Lockheed Martin and Google/NASA/USRA and a order from Los Alamos National Laboratory. The company also announced and shipped its first 1,000 qubit computers. Google announced that D-Wave’s quantum computer was able to find solutions to complicated problems of nearly 1,000 variables up to 108 (100,000,000) times faster than classical computers.

o	AgBiome formed a strategic partnership with Genective, a leading developer of biotech crops, to accelerate the discovery of a new generation of insect control traits.

o	HZO announced partnerships with Dell and Motorola. HZO’s solutions are incorporated into Dell’s Latitude 12 Rugged Tablet and Motorola’s Moto Surround earbuds.

o	OpGen announced the acquisition of AdvanDx, a developer of advanced molecular diagnostic products. Through this deal, OpGen gained a family of FDA approved and CE marked rapid molecular tests for use with the company’s Acuitas MDRO Gene tests and bioinformatics for multi-drug resistant organisms.

We also faced the following challenges during the year:

•	Net asset value per share decreased from $3.51 as of December 31, 2014, to $2.88 as of December 31, 2015.

•	Our share price decreased from $2.95 as of December 31, 2014, to $2.20 as of December 31, 2015, and $1.92 as of March 11, 2016.

•	Even though financings of some of our portfolio companies may have occurred at increases in price per share from prior rounds of financing, such increases in value may not be reflected in full in our values owing to other rights and preferences afforded to investors in those rounds of financing. This challenge, in part, led to a decrease in our net asset value per share during 2015.

•	IPOs of small companies are difficult to complete, and when they are completed, they often occur at valuations lower than publicly traded comparable companies and rounds of private financing.

•	The values of public equities, particularly those of microcapitalization companies, are highly volatile. While Adesto Technologies Corporation is trading above its IPO price, Champions Oncology, Enumeral and OpGen all decreased in value during 2015. Our own stock price has been under considerable pressure from these and other headwinds.

•	We had three companies, Cobalt Technologies, Inc., Cambrios Technologies Corporatiom and Ultora, Inc., cease operations and assign each company’s assets to a trustee for liquidation for the benefit of creditors. We did not receive any proceeds from Cobalt Technologies, and we do expect to receive proceeds from Cambrios Technologies and Ultora.

•	The downturn in the oil and gas sector has negatively affected the business operations of at least one of our portfolio companies, Produced Water Absorbents, Inc.

•	While Bridgelux, Inc., agreed to be acquired by a consortium of buyers in July 2015, the transaction has yet to close and we are uncertain if and when it will close.

2016 Outlook

We have three core initiatives that we believe will continue to position us to generate returns for stockholders through appreciation in our net asset value, stock buybacks and dividends.

1)	We believe major changes are coming to the American health care system over the next decade. The promise of precision medicine will be leading many of these changes. We believe we are in a unique position to build certain of our current and our future portfolio companies addressing precision health and precision medicine as majority-owned subsidiaries or controlled-partner companies. Our team is already actively engaged in this market with our companies.

2)	We will continue to cultivate our maturing companies that have the potential to generate substantial returns. When these maturing companies exit, we plan to return to shareholders a much greater portion of future realized gains from these investments in the form of dividends and share repurchases than we have historically.

3)	We will continue to reduce our net operating loss (defined as our investment income less our expenses). We will see a further reduction in net operating loss of 20-30 percent in 2016, after an 11 percent reduction over the period of time from 2013 through 2015. We believe this will take us to an expense level we believe is at a minimum to operate a publicly traded BDC in the current regulatory environment. This reduction in net operating loss will permit our shareholders to realize more of the value of our portfolio as it matures in the coming years.

We will also seek to increase substantially the short-term income generated from existing and new investments to offset our operating expenses and potentially generate additional cash flows for shareholders of Harris & Harris Group.

Reduction of Net Operating Loss

During 2015, we reduced our net operating loss from approximately $7.9 million to $7.2 million. We aim to reduce this net operating loss further in 2016. This reduction will be achieved through three primary sources. First, we will generate more short-term income from our investments primarily through interest payments on debt securities and through consulting agreements where we will provide management, financial and other services to our portfolio companies, particularly those we control. Second, we are focused on building companies. The expenses incurred in doing so will be borne by those companies and we will reduce certain expenses historically borne by us. Third, we have reduced the size of our investment team from four managing directors to two managing directors. Alexei Andreev, one of our former managing directors, transitioned to a venture partner role in December of 2015 and is now a part-time employee of the Company. Misti Ushio, another of our former managing directors, resigned on February 29, 2016, in order to pursue her role as CEO of one of our precision health and precision medicine portfolio companies, TARA Biosystems, Inc. She will provide consulting services to us on certain of our portfolio companies and on an as-needed basis.

Portfolio Summary

As of December 31, 2015, we had 20 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or merger and acquisition ("M&A") transactions) and are not in the process of liquidating their assets. These do not include 1) our publicly traded and unrestricted securities of Champions Oncology, Inc.; 2) our publicly traded securities of Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., and OpGen, Inc., which are subject to restrictions on their sale; 3) our venture debt deal with NanoTerra, Inc.; 4) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc.; 5) our portfolio companies that are in the process of liquidating their assets or have shut down, including Cambrios Technologies Corporation, Laser Light Engines, Inc., and Ultora, Inc.; and 6) our portfolio companies, Black Silicon Holdings, Inc., and SynGlyco, Inc., that exist to collect payments from the sale of subsidiaries or assets, and Bridgelux, Inc., that entered into an acquisition agreement. As of December 31, 2015, we valued these 20 privately held equity-focused companies at $50,636,074. Including the companies referenced above, we valued our total portfolio at $77,152,904 as of December 31, 2015.

Summary of Returns

Since our investment in Otisville in 1983 through December 31, 2015, we have made a total of 107 equity-focused investments. We have completely exited 76 and partially exited two of these 107 investments, recognizing aggregate net realized gains of $88,888,217 on invested capital of $135,891,182, or 1.7 times invested capital. For the securities of the 26 privately held companies in our equity-focused portfolio held at December 31, 2015, we have net unrealized depreciation of $36,986,842 on invested capital of $91,386,857. We have aggregate net realized gains on our exited companies, offset by unrealized depreciation for our 26 currently held equity-focused investments of $51,901,375 on invested capital of $227,278,039. The above net realized gains do not take into consideration our annual operating expenses over the period from 1983 to December 31, 2015, which expenses are directly or indirectly borne by our shareholders. At December 31, 2015, from first dollar in, the average and median holding periods for the 26 privately held equity-focused investments were 5.4 years and 4.5 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 76 investments we have fully exited were 4.6 years and 3.6 years, respectively.

The amount of net realized gains includes the following exits in 2015:

•	Realized gains of $1,790,891 from the repayment of certain bridge notes of Black Silicon Holdings, Inc., from the proceeds received from the sale of its wholly owned subsidiary, SiOnyx, Inc. On August 3, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings. At the time of reorganization, our warrants in SiOnyx were cancelled, and we realized a loss of $231,656 on those securities. Our security holdings of SiOnyx converted into securities of Black Silicon Holdings. SiOnyx was then acquired by an undisclosed buyer. Black Silicon Holdings received cash and a profit interest in the undisclosed buyer that is held through our ownership in Black Silicon Holdings;

•	Realized gains of $3,109,347 from the sale of our investment in Nantero, Inc., on invested capital of $1,718,706;

•	Realized gains of $242,485 from the sale of the non-semiconductor business of Molecular Imprints, Inc., on invested capital of $928,884;

•	Realized gains of $398,762 on our rights to milestone payments from Canon, Inc., associated with the sale of Molecular Imprints, Inc.,

•	Realized gains of $862,346 from rights to milestone payments resulting from the achievement during the fourth quarter of 2015 of the second milestone associated with Amgen, Inc.'s acquisition of BioVex Group, Inc.;

•	Realized loss of $995,143 on our investment in Cobalt Technologies, Inc., owing to its securities declared worthless on December 31, 2015.

•	Realized losses totaling $689,243 on the expiration of certain warrants in Bridgelux, Inc., D-Wave Systems, Inc., and Metabolon, Inc.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Champions Oncology, Inc., or OpGen, Inc., that we owned as of December 31, 2015. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of December 31, 2015, our aggregate net realized gains and cumulative invested capital from 1983 through December 31, 2015, would be $89,522,284 and $143,961,382, respectively, or 1.6 times invested capital. These amounts also do not include our shares of Adesto Technologies Corporation and Enumeral Biomedical Holdings, Inc., that, while traded publicly, are restricted, are companies with which we are currently considered an affiliate, and/or are subject to lock-up agreements.

Recent and Potential Liquidity Events From Our Portfolio as of December 31, 2015

On June 11, 2015, the Company and an undisclosed buyer entered into a Share Purchase Agreement for the purchase by such buyer of the Company's shares of preferred stock of Nantero, Inc. Upon execution of the Agreement, the Company received $4,828,052 in proceeds from the sale.

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. On October 1, 2015, the Company received proceeds of $795,567 upon the achievement of the first milestone associated with this transaction. We could receive an additional $625,000 from amounts held in escrow as well as up to $938,926 upon the achievement of certain additional milestones. As of December 31, 2015, we valued the remaining potential milestone payments from the sale of Molecular Imprints at $461,819. There can be no assurance as to the timing and how much of the remaining amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed to continue development and commercialization of nanoscale patterning in consumer and biomedical applications, and we became a shareholder of the new company.

On May 1, 2015, this new spin-out of Molecular Imprints, Inc.'s non-semiconductor business was acquired. Upon closing of the transaction, we received our initial payment of $705,794 and 24,897 shares of Series B Preferred Stock of the acquiring company. As of December 31, 2015, additional proceeds of $126,972 and 4,394 shares of Series B Preferred Stock of the acquiring party are held in an indemnity escrow and $3,386 is held in a stockholder representative funding escrow until May 1, 2016. There can be no assurance as to how much of these amounts we will ultimately realize. As of December 31, 2015, we valued the funds and the shares of stock held in escrow from the sale of Molecular Imprints at $63,428 and $28,299, respectively.

As of December 31, 2015, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $2,900,232. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $4,141,910. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future.

As of December 31, 2015, we valued potential milestone payments from the sale of Nextreme Thermal Solutions, Inc., to Laird Technologies, Inc., at $0.

Enumeral Biomedical Holdings is traded publicly on the OTC market under the symbol ENUM. Certain of the Company's shares of Enumeral Biomedical Holdings are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade all securities of Enumeral owned by us, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expired on January 31, 2016. ENUM's stock closed trading on March 14, 2016, at $0.19 per share.

On May 5, 2015, OpGen, Inc., completed an IPO. As of that date, the company's common stock and warrants trade on the NASDAQ Capital Market under the symbols OPGN and OPGNW, respectively. With the close of the offering, our preferred stock and certain of our bridge notes were converted into shares of common stock of OpGen. We invested $1.8 million in the IPO, inclusive of $650,000 in outstanding demand notes. OpGen's common stock closed trading on March 14, 2016, at $1.58 per share.

In July 2015, SynGlyco negotiated the acceleration and settlement of payments due to it from the sale of its synthesis business to Corden Pharmaceuticals. This acceleration of payments yielded proceeds that paid off in full our senior secured debt investment with a payment to us of $567,500. We received additional repayments for our outstanding secured convertible bridge notes of approximately $750,000 during the first quarter of 2016. Additionally, SynGlyco entered into two license agreements that may provide additional payments in the future. These payments may bring our total cash distributions from this investment to approximately $1.7 million. We invested a total of $8.8 million in SynGlyco, beginning with our initial investment in 2007 and valued our securities of the company at $908,444 as of December 31, 2015.

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

On October 27, 2015, Adesto Technologies Corporation completed an IPO priced at $5.00 per share, trading on the NASDAQ Capital Market under the symbol "IOTS." The Company invested $1,000,000 in the offering. We are subject to a lock-up agreement that restricts our ability to trade all securities of Adesto owned by us. This lock-up agreement expires on April 25, 2016. On March 14, 2016, the closing price of Adesto's shares of common stock was $5.65.

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

Review of Transactions Involving Our Publicly Traded Positions

We have generated $2,469,676 in net cash premiums on call options sold and put options purchased of Solazyme since the company completed an IPO in May 2011. We have sold all of our shares of Solazyme since its IPO for net proceeds, after commission, of $22,571,157 or an average sale price of $9.80 per share. Including premiums from call and put options, the average sale price for these shares was $10.87 per share. Our average cost basis in Solazyme is $2.36 per share. During the year ended December 31, 2015, we sold 50,000 shares of Solazyme.

We have sold 769,295 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $873,944 or an average sale price of $1.14 per share. Our average cost basis in Champions is $0.67 per share. During the year ended December 31, 2015, we did not sell any shares of Champions.

Maturity of Current Equity-Focused Portfolio

Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. Our pipeline of investment maturities for the 24 equity-focused companies in our portfolio that are not in the process of being sold or shut down are shown in the figure below (our "Active Portfolio").

* Indicates publicly traded company as of December 31, 2015.

Note: Equity-focused portfolio companies and stage classifications as of December 31, 2015, not including 1) our rights to milestone payments associated with the acquisitions of BioVex Group, Nextreme Thermal Solutions and Molecular Imprints; and 2) portfolio companies currently in the process of being liquidated or sold, have ceased or are in the process of ceasing operations and/or are seeking a sale of their assets, including Cambrios, Laser Light Engines, Ultora, SynGlyco, Bridgelux, and Black Silicon.

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

We categorized our five new portfolio companies in 2015, Lodo Therapeutics Corporation, Magic Leap, Inc., ORIG3N, Inc., Petra Pharma Corporation and Phylagen, Inc., as early-stage companies.

Portfolio Company Revenue

We aggregate the revenues of our equity-focused portfolio companies on an annual basis and report these aggregated amounts for the prior three calendar years. These revenues include contributions solely from those equity-focused portfolio companies that have yet to complete liquidity events (e.g., IPOs, up-listings, or M&A transactions) and are not in the process of being shut down as of December 31, 2015. This approach enables the comparison of aggregate revenues for our portfolio as of the end of a given year with those generated by the same set of companies in prior years. As such, the total revenues in a given historical year will fluctuate owing to the change of the composition of our equity-focused portfolio companies.

We had 20 of our 26 companies in our Active Portfolio as of December 31, 2015, that generate revenues ranging from nominal to significant from commercial sales of products and/or services, from commercial partnerships and/or from government grants. The following table lists the aggregate revenues and change between years for these 20 portfolio companies in 2013, 2014 and 2015, grouped by stage of development, as of December 31, 2015, and in total.

	2015 Aggregate Revenue ($ Million)	2014 Aggregate Revenue ($ Million)	Change in Revenues from 2014 to 2015	2013 Aggregate Revenue ($ Million)	Change in Revenues from 2013 to 2014

Early Stage	$2.7	$1.7	59%	$1.8	-6%
Mid Stage	$45.4	$23.3	95%	$18.3	27%
Late Stage	$190.6	$239.7	-20%	$217.3	10%
Total	$238.7	$264.7	-10%	$237.4	11%

Combined Mid and Late Stage	$236.0	$263.0	-10%	$235.6	12%

The revenue amounts listed in the table above include revenues generated by our portfolio companies in the years reported, but do not include revenues from acquired businesses prior to the consummation of those transactions.

Ownership of Our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we currently believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 20 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or M&A transactions) and are not in the process of liquidating their assets. Phylagen, Inc., which we consider an equity-focused company, is not included in the chart below. Our ownership of Phylagen is solely in a note in a series seed financing for which we do not have any voting rights.

Portfolio Company	Voting Ownership Range
EchoPixel, Inc. NGXBio, Inc.* Produced Water Absorbents, Inc. ProMuc, Inc.* Senova Systems, Inc.*	>20%
ABSMaterials, Inc. TARA Biosystems, Inc.*	15-20%
HZO, Inc. ORIG3N, Inc.	10-15%
Accelerator IV-New York Corporation AgBiome, L.L.C. Ensemble Therapeutics Corp. Metabolon, Inc. Petra Pharma Corp.	5-10%
Mersana Therapeutics, Inc.	2.5-5%
D-Wave Systems, Inc.** Lodo Therapeutics Corp. Magic Leap, Inc. Nanosys, Inc.	0-2.5%

*Denotes a controlled affiliated company.

**We own voting and non-voting classes of preferred equity of D-Wave Systems, Inc. If the non-voting preferred equity was included in the calculation, our ownership of D-Wave would be in the 2.5-5% range.

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of December 31, 2015, we held at least one board seat or observer rights on 17 of our 20 equity-focused portfolio companies that have yet to complete a liquidity event or public listing and are not in the process of being shut down or have not agreed to be acquired (85 percent).

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2011, to December 31, 2015. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments

in Privately Held and Publicly Traded Companies

	2011	2012	2013	2014	2015
Total Incremental Investments	$17,688,903	$15,141,941	$18,076,288	$14,276,808	$11,963,021
No. of New Investments	4	2	2	3	4
No. of Follow-On Investment Rounds	31	26	37	33	31
No. of Rounds Led	4	3	9	8	8
Average Dollar Amount – Initial	$1,339,744	$1,407,500	$550,001	$338,677	$395,738
Average Dollar Amount – Follow-On	$397,740	$474,113	$449,359	$401,842	$334,841

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of December 31, 2015, and December 31, 2014, our total primary and secondary liquidity was $37,053,638 and $29,620,665, respectively. We do not include funds available and undrawn from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash and certain receivables. As of December 31, 2015, we held $17,922,630 in cash and $30,427 in certain receivables. As of December 31, 2014, we held $20,748,314 in cash and $230,478 in certain receivables.

During the year ended December 31, 2015, we received proceeds of $2,070,955 from our rights to milestone payments from Amgen, Inc., associated with the sale of BioVex Group, Inc., proceeds of $795,567 from our rights to milestone payments from Canon, Inc., associated with the sale of Molecular Imprints, Inc., proceeds of $191,609 for fees for providing managerial assistance to certain portfolio companies, proceeds of $411,296 from the repayment of the senior secured debt by Nano Terra, Inc., proceeds of $8,353 from our former investment in Contour Energy Systems, Inc., proceeds of $2,429,202 from the repayment of certain bridge notes in Black Silicon Holdings, proceeds of $4,828,052 on the sale of our investment in Nantero, proceeds of $705,794 on the sale of our investment in Molecular Imprints, proceeds of $103,310 on the sale of certain warrants of GEO Semiconductor, Inc., proceeds of $567,500 from the repayment of the senior secured debt of SynGlyco, Inc., net proceeds of $170,662 on the sale of our remaining 50,000 shares of Solazyme. The proceeds from these transactions added to our primary liquidity during the year ended December 31, 2015. Future payments upon achieving milestones from the sale of BioVex Group, Inc., and the sale of Molecular Imprints, Inc., to Canon, Inc., would also add to our primary liquidity in future years if these milestones are achieved successfully. The probability-adjusted values of the future milestone payments for the sales of BioVex and Molecular Imprints, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of both unrestricted and restricted publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of December 31, 2015, our secondary liquidity was $19,100,581. Champions Oncology, Inc., accounts for $944,819 of the total amount of secondary liquidity based on the volume weighted average price of its common stock during the quarter ended December 31, 2015. Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., and OpGen, Inc., account for $13,645,682, $1,831,468 and $2,678,612, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of December 31, 2015. We were subject to lock-up agreements restricting our ability to trade our securities of Enumeral Biomedical Holdings and Adesto Technologies, exclusive of the general restriction on the transfer of unregistered securities, as of December 31, 2015. The lock-up period on our 7,966,368 shares and warrants for the purchase of 1,755,120 shares of common stock of Enumeral Biomedical Holdings expired on January 31, 2016. The lock-up period on our 1,769,868 shares of common stock of Adesto Technologies expires on April 25, 2016.

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

As of December 31, 2014, our secondary liquidity was $8,641,873. Solazyme, Inc., accounts for $129,000 of the total amount of secondary liquidity based on the closing price of its common stock of $2.58 as of December 31, 2014. Champions Oncology accounts for $1,261,695 of the total amount of secondary liquidity based on the closing price of its common stock of $0.50 as of December 31, 2014. Enumeral Biomedical accounts for $7,251,178 of the total amount of secondary liquidity based on the closing price of its common stock of $1.05 as of December 31, 2014, less a liquidity discount to reflect that these shares are subject to restrictions on transfer. We were also subject to a lock-up agreement that restricts our ability to trade our securities of Enumeral Biomedical, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical expired on January 31, 2016. Secondary liquidity did not include the value of warrants or options we hold in Champions Oncology, Inc., or Enumeral Biomedical Holdings, Inc.

We also have the $20,000,000 Loan Facility, which we can draw on to increase liquidity. As of December 31, 2015, we had $5,000,000 in debt outstanding relating to this Loan Facility.

Current Business Environment

The success of our business is predicated on our ability to build companies that provide returns on our invested capital through increases in value of our ownership of those companies, through realized returns generated through the sale of our securities of those companies and, currently to a lesser extent, through short-term income generated from our involvement with those companies. All of these factors can be affected by the current business environment.

Our ability to increase the value of our ownership in our investee companies requires that the current business environment be favorable for the companies to be able to execute on their business and attract additional capital at progressively lower costs over time. These two factors may not necessarily be linked as, more often than not, the price of capital is determined by new investors, and there may not be competition that would provide the company with more leverage in negotiations of price and terms. This situation is especially impactful in private financings and public financings of small capitalization companies where there are limited investors from which to raise capital. The IPO of our portfolio company, Adesto Technologies Corporation, is an example of this situation where the values of publicly traded comparable companies were substantially above the value at which Adesto was able to raise capital in the transaction. We believe this situation will continue for the foreseeable future given the decrease in investors willing to invest in small capitalization companies. That said, certain companies will continue to raise capital at increasing valuations and under favorable terms, and for such companies, the current business environment can be supportive of such events.

Even if a company raises additional capital, our participation may be limited owing to our available capital. These situations are occurring more frequently, particularly as the types of companies in which we invest are raising large rounds of financing from deep-pocketed investors. The impact to us is dilution, which may affect value and our ultimate returns, and loss of control. The current business environment is dominated by such large funds, which make it difficult for us to maintain ownership and control in certain companies. This factor is part of the reason for our shift in focus to build companies that we can finance and control with our available capital and investments that produce income where our returns are not as impacted by dilution or loss of control.

The most pronounced issue for certain of our portfolio companies in terms of execution related to the current business environment is the significant decrease in the price of oil during 2015 and continuing into 2016. Our exposure to this market is limited to our investment in Produced Water Absorbents, Inc., which is valued at less than two percent of our total assets.

Our ability to generate realized returns through the sale of the securities of our investee companies is impacted by the values of publicly traded companies, particularly microcapitalization companies and the global environment for mergers and acquisitions (M&A). The valuations of microcapitalization indices decreased during 2015, and such decreases in value continued into 2016. We believe the current business environment is relatively risk-adverse, which leads to liquid capital being shifted from risky companies, which are often microcapitalization companies, to less risky companies and results in a decrease in the overall value of those companies. Given the uncertainty over future interest rates, the U.S. election, the oil and gas markets, and the global economy, particularly in China, we expect that the values of microcapitalization companies will continue to be volatile and under pressure, which may affect our ability to monetize our positions in our publicly traded portfolio companies and the value which is ultimately realized from these investments.

According to Thomson Reuters and the National Venture Capital Association ("NVCA"), 2015 was the slowest year for venture-backed M&A transactions since 2009. We believe the uncertainties of the current business environment discussed above will continue to affect the market for M&A transactions. This uncertainty may lead to deals taking longer to close than originally expected or may result in deals not closing at all.

Our short-term income is generated through interest income from convertible and non-convertible debt investments, yield-enhancing fees on debt investments and fees for providing managerial assistance to our investee companies. We believe the current business environment is supportive for us to be able to continue to generate income from these sources as the majority of such income comes from securities or engagements with companies outside of the oil and gas industries and is associated with companies that we control.

Valuation of Investments

We value our privately held investments and certain publicly traded investments that are determined to not trade in an active market each quarter as determined in good faith by our Valuation Committee, a committee of all the independent directors, within guidelines established by our Board of Directors in accordance with the 1940 Act. See "Footnote to Consolidated Schedule of Investments" contained in "Consolidated Financial Statements" for additional information.

The values of privately held companies are inherently more difficult to determine than those of publicly traded companies at any single point in time because securities of these types of companies are not actively traded. We believe, perhaps even more than in the past, that illiquidity, and the perception of illiquidity, can affect value. Management believes further that the long-term effects of the difficult venture capital market and difficult exit environments will continue to affect negatively the fundraising ability of weak companies regardless of near-term improvements in the overall global economy and public markets and that these factors can also affect value.

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

Public Companies' Trading History

	Price per Share on March 14, 2016	Q4 2015 Trading Range	H& H Ownership Value in Q4 2015 Trading Range*	January - December 2015 Trading Range	H& H Ownership Value in January - December 2015 Trading Range*
Adesto Technologies Corporation	$5.65	$5.00 - $8.50	$8.8 - $15.0 Million	$5.00 - $8.50	$8.8 - $15.0 Million

Champions Oncology, Inc.**	$3.50	$3.22 - $5.49	$0.8 - $1.3 Million	$2.40 - $9.00	$0.6 - $2.2 Million

Enumeral Biomedical Holdings, Inc.	$0.19	$0.18 - $0.42	$1.4 - $3.3 Million	$0.18 - $1.07	$1.4 - $8.5 Million

OpGen. Inc.	$1.58	$1.45 - $2.79	$2.0 - $3.9 Million	$1.45 - $5.44	$2.0 - $7.7 Million

Total:			$13.0- $23.5 Million		$12.8- $33.4 Million

*Calculated based on common shares held as of December 31, 2015.

**On August 12, 2015, Champions Oncology effected a 12:1 reverse stock split; trading range reported on a split-adjusted basis.

In each of the years in the period of 2011 through 2015, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2011	2012	2013	2014	2015

Net Asset Value, BOY	$146,853,912	$145,698,407	$128,436,774	$122,701,575	$109,654,427

Gross Write-Downs During Year	$(11,375,661)	$(19,604,046)	$(19,089,816)	$(14,050,501)	$(15,710,180)

Gross Write-Ups During Year	11,997,991	$14,099,904	$10,218,994	$4,587,923	$6,628,025

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(7.8)%	(13.5)%	(14.9)%	(11.5)%	(14.3)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	8.2%	9.7%	8.0%	3.8%	6.0%

Net Change as a Percentage of Net Asset Value, BOY	0.4%	(3.8)%	(6.9)%	(7.7)%	(8.3)%

From December 31, 2014, to December 31, 2015, the value of our equity-focused portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., decreased by $12,201,330, from $89,292,045 to $77,090,715.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies decreased in value by $12,369,516 from $86,098,180 to $73,728,664.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We also note that our Valuation Committee does not set the value of our unrestricted or registered shares of Enumeral Biomedical Holdings, Inc., which trade on an OTC exchange, or the value of our shares of Adesto Technologies Corporation or the unrestricted or registered shares and a portion of our warrants for the purchase of common stock of OpGen, Inc., which both trade on the NASDAQ Capital Market. For the fourth quarter of 2015, our Valuation Committee set the value of Champions Oncology, Inc., owing to the determination that it did not trade in an active market.

Five portfolio companies, Adesto Technologies Corporation, D-Wave Systems, Inc., Enumeral Biomedical Holdings, Inc., Nanosys, Inc., and Produced Water Absorbents, Inc., accounted for $20.9 million, or 84.3 percent, of the gross write-downs of our portfolio companies held as of December 31, 2015.

The change in value of Adesto Technologies Corporation was primarily owing to the pricing terms of its IPO and subsequent public market transactions, which valued the company at a substantial discount to the average multiple to revenues of comparable publicly traded companies that were used to value the company as of December 31, 2014.

We note that a portion of our securities of Enumeral Biomedical Holdings and OpGen were not fair valued by the Valuation Committee as of December 31, 2015, because those securities were registered, unrestricted securities that traded in an active market and were, therefore, valued based on the closing price of the shares on the date of valuation. The primary contributing factor for the decrease in valuation of our restricted shares and our warrants of Enumeral Biomedical Holdings was a decrease in the stock price of the company from $1.05 as of January 2, 2015, to $0.23 as of December 31, 2015. The primary contributing factor for the decrease in valuation of OpGen was a decrease in the stock price of the company from $6.00 as of May 6, 2015, the date of its IPO, to $1.90 as of December 31, 2015.

The primary contributing factor for the decrease in valuation of Nanosys, Inc., was the changes in the revenues and multiples of revenues of publicly traded comparable companies used to derive the value of our securities of the company. The primary contributing factor for the decrease in valuation of Produced Water Absorbents, Inc., was the market downturn in the oil and gas industries. The primary contributing factor for the decrease in valuation of D-Wave Systems, Inc., was foreign currency fluctuations.

As of December 31, 2015, our top ten investments by value accounted for approximately 79 percent of the value of our equity-focused portfolio.

Top Ten Equity-Focused Investments by Value
Portfolio Company	Value as of 12/31/2015	Cumulative % of Equity Focused Venture Capital Portfolio
Adesto Technologies Corp.*	$13,645,682	19%
Metabolon, Inc.	$13,621,844	37%
HZO, Inc.	$7,126,786	47%
D-Wave Systems, Inc.	$6,931,138	56%
AgBiome, L.L.C.	$5,490,289	64%
OpGen, Inc.*	$2,806,415	67%
Bridgelux, Inc.	$2,538,884	71%
Senova Systems, Inc.	$2,111,748	74%
Ensemble Therapeutics Corp.	$2,110,902	76%
TARA Biosystems, Inc.	$2,023,439	79%

* Adesto Technologies and OpGen ranks by value include the value of their Level 1 asset shares.

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long-term appreciation and monetization of our investments. We have relied, and continue to rely, primarily on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the years ended December 31, 2015, and December 31, 2014, our average holdings of U.S. government securities were $0 and $2,999,955, respectively.

Comparison of Years Ended December 31, 2015, 2014, and 2013

During the years ended December 31, 2015, December 31, 2014, and December 31, 2013, we had net decreases in net assets resulting from operations of $20,245,830, $13,570,420 and $7,788,958, respectively.

Investment Income and Expenses:

During the years ended December 31, 2015, 2014, and 2013, we had net operating losses of $7,162,510, $7,901,727 and $8,022,206, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $798,965 in 2015, $857,006 in 2014, and $1,249,756 in 2013. During the years ended December 31, 2015, 2014, and 2013, total investment income was $916,995, $517,800 and $470,902, respectively. During the years ended December 31, 2015, 2014, and 2013, total operating expenses were $8,079,505, $8,419,527 and $8,493,108, respectively.

During the year ended December 31, 2015, as compared with the year ended December 31, 2014, investment income increased, reflecting increases in interest income from convertible bridge notes, non-convertible promissory notes, yield-enhancing fees on debt securities and fees for providing managerial assistance to portfolio companies, offset by decreases in interest income from senior secured debt, senior secured debt through a participation agreement, and a decrease in our average holdings of U.S. government securities. During the year ended December 31, 2015, our average holdings of U.S. government securities were $0 as compared with $2,999,955 during the year ended December 31, 2014, primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $8,079,505 and $8,419,527 for the years ended December 31, 2015, and December 31, 2014, respectively. The decrease in operating expenses for the year ended December 31, 2015, as compared with the year ended December 31, 2014, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, directors' fees and expenses, and insurance expense, offset by increases in professional fees, rent expense, interest and other debt expense and custody fees.

Salaries, benefits and stock-based compensation expense decreased by $647,733, or 13.3 percent, for the year ended December 31, 2015, as compared with December 31, 2014, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease of $214,090 in the projected benefit obligation expense accrual for medical and pension retirement benefits, and a decrease in compensation cost of $58,041 for restricted stock awards associated with the Stock Plan, offset by an increase in employee bonus expense of $172,500. At December 31, 2015, we had nine full-time employees and one part-time employee as compared with 12 full-time employees and one part-time employee at December 31, 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $798,965, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $163,283, or 24.0 percent, for the year ended ended December 31, 2015, as compared with December 31, 2014, primarily as a result of decreases in managing directors' travel-related expenses and net decreases in general office and administration expenses, including decreases in costs associated with a Meet the Portfolio Day held during 2014. We did not hold a Meet the Portfolio Day during the year ended December 31, 2015. Insurance expense decreased by $33,993, or 10.6 percent, for the year ended December 31, 2015, as compared with December 31, 2014. Directors' fees and expenses decreased by $15,186, or 4.1 percent, for the year ended December 31, 2015, as compared with December 31, 2014, primarily owing to a smaller Board of Directors.

Professional fees increased by $127,164, or 9.2 percent, for the year ended December, 2015, as compared with December 31, 2014, primarily as a result of an increase in certain legal fees and accounting fees associated with exploration of strategic opportunities, offset by a decrease in certain consulting fees. Rent expense increased by $2,780, or less than one percent, for the year ended December 31, 2015, as compared with December 31, 2014. Our rent expense of $301,828 for the year ended December 31, 2015, includes $353,619 of rent paid in cash, net of $51,791 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $353,619 includes $30,822 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Interest and other debt expense increased by $393,750, or 104.3 percent, for the year ended December 31, 2015, as compared with December 31, 2014, primarily as a result of utilization fees associated with a drawdown of the Loan Facility. Custody fees increased by $1,747, or 2.9 percent, for the year ended December 31, 2015, as compared with December 31, 2014.

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

Realized Gains and Losses from Investments:

During the years ended December 31, 2015, 2014, and 2013, we realized net gains (losses) on investments of $4,531,700, $(5,083,625) and $18,516,268, respectively. For the years ended December 31, 2015, 2014, and 2013, we realized net gains (losses) from investments, before taxes, of $4,533,848, $(5,065,729) and $18,544,262, respectively. Income tax expense for the years ended December 31, 2015, 2014, and 2013 was $2,148, $17,896 and $27,994, respectively.

During the year ended December 31, 2015, we realized net gains of $4,533,848 consisting primarily of a realized gain of $3,109,347 on the sale of our investment in Nantero, Inc., a realized gain of $1,790,891 on the repayment of certain bridge notes of Black Silicon Holdings, Inc., a realized gain of $862,346 on our rights to milestone payments from Amgen, Inc., associated with the sale of BioVex Group, Inc., a realized gain of $398,762 on our rights to milestone payments from Canon, Inc., associated with the sale of Molecular Imprints, Inc., a realized gain of $242,485 on the sale of our investment in Molecular Imprints, Inc., a realized gain of $52,563 on the sale of 50,000 shares of Solazyme, Inc., a realized gain of $35,403 on the repayment of the senior secured debt by Nano Terra, Inc., a realized gain of $8,942 on the sale of certain warrants of GEO Semiconductor, Inc., a realized gain of $8,353 on our former investment in Contour Energy Systems, Inc., owing to its liquidation and dissolution in 2014, and a realized gain of $4,335 on our escrow payment from the sale of our investment in Molecular Imprints to Canon, Inc., offset by a realized loss of $995,143 on our investment in Cobalt Technologies, Inc., owing to its securities declared worthless on December 31, 2015, a realized loss of $296,813 on our investment in Bridgelux, Inc., owing to the expiration of certain warrants, a realized loss of $293,786 on our investment in Metabolon, Inc., owing to the expiration of certain warrants, a realized loss of $231,656 owing to the cancellation of our warrants in SiOnyx, Inc., a realized loss of $98,644 on our investment in D-Wave Systems, Inc., owing to the expiration of certain warrants, and a realized loss of $63,544 on our escrow payment owing to the sale of our investment in Molecular Imprints to Magic Leap, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2015, net unrealized depreciation on total investments increased by $17,302,729.

During the year ended December 31, 2014, net unrealized depreciation on total investments increased by $585,068.

During the year ended December 31, 2013, net unrealized depreciation on total investments increased by $18,283,020.

During the year ended December 31, 2015, net unrealized depreciation on our investments increased by $17,302,729, from net unrealized depreciation of $22,606,475 at December 31, 2014, to net unrealized depreciation of $39,909,204 at December 31, 2015, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Produced Water Absorbents, Inc.	$7,819,206
Enumeral Biomedical Corp.	6,465,632
Nanosys, Inc.	3,127,229
Adesto Technologies Corporation	2,177,641
Ensemble Therapeutics Corporation	782,979
Bridgelux, Inc.	755,380
ABSMaterials, Inc.	563,971
Cambrios Technologies Corporation	550,336

Investment	Amount of Write-Down

Senova Systems, Inc.	456,473
Champions Oncology, Inc.	311,553
HZO, Inc.	291,148
OpGen, Inc.	105,847
NanoTerra, Inc.	37,711
Ultora, Inc.	7,525
NGX Bio, Inc.	6,785
Petra Pharma Corporation	5,295
Lodo Therapeutics Corporation	619

The write-downs for the twelve months ended December 31, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Metabolon, Inc.	2,919,072
AgBiome, LLC	2,000,580
Black Silicon Holdings, Inc.	493,388
Mersana Therapeutics, Inc.	351,306
ORIG3N, Inc.	326,901
TARA Biosystems, Inc.	271,754
Accelerator IV – New York Corporation	164,385
SynGlyco, Inc.	75,582
D-Wave Systems, Inc.	47,343
EchoPixel, Inc.	14,667
Magic Leap, Inc.	10,390

We had an increase in unrealized depreciation of $1,909,935 on our investment in Nantero, Inc., owing to a realized gain on the sale of its securities.

We had an increase in unrealized depreciation of $1,352,866 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had an increase in unrealized depreciation of $10,840 on our investment in Solazyme, Inc., owing to a realized gain on the sale of its securities.

We had an increase in unrealized depreciation of $7,870 on our investment in GEO Semiconductor, Inc., owing to a realized gain on the sale of certain warrants.

We had a decrease in unrealized depreciation of $995,143 on our investment in Cobalt Technologies, Inc., owing to a realized loss on its securities, which were declared worthless on December 31, 2015.

We had a decrease in unrealized depreciation of $1,543,925 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $229,676 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

During the year ended December 31, 2014, net unrealized depreciation on our investments increased by $576,141, from net unrealized depreciation of $22,030,334 at December 31, 2013, to net unrealized depreciation of $22,606,475 at December 31, 2014, owing primarily to a net increase in unrealized depreciation of $3,872,348 on our investment in Molecular Imprints, Inc., resulting from a realized gain on the sale of its securities, offset by a net decrease in unrealized depreciation on our investment in Contour Energy Systems, Inc., of $4,419,151 resulting in a realized loss on this investment owing to its liquidation and dissolution, and Kovio, Inc., of $7,299,533 resulting in a realized loss on this investment when such securities were deemed worthless. We also had the following write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

SiOnyx, Inc.	4,993,851
Cambrios Technologies Corporation	2,868,013
HzO, Inc.	2,515,023
Champions Oncology, Inc.	2,042,182
Ensemble Therapeutics Corporation	1,218,444
Cobalt Technologies, Inc.	901,558
Senova Systems, Inc.	359,776
Ultora, Inc.	352,388
Mersana Therapeutics, Inc.	219,770
Laser Light Engines, Inc.	195,806
ABSMaterials, Inc.	179,986
Accelerator IV – New York Corporation	164,385
OhSo Clean, Inc.	44,043
AgBiome, LLC	32,036
NanoTerra, Inc.	29,112
GEO Semiconductor, Inc.	17,708
Metabolon, Inc.	2,645

The write-downs for the year ended December 31, 2014, were offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Enumeral Biomedical Corp.	3,937,669
D-Wave Systems, Inc.	2,448,031
Produced Water Absorbents, Inc.	1,491,898
Nantero, Inc.	399,158

Investment	Amount of Write-Up

Bridgelux, Inc.	390,435
Nanosys, Inc.	224,040
SynGlyco, Inc.	152,662
Adesto Technologies Corporation	121,875
OpGen, Inc.	80,191
EchoPixel, Inc.	62,425
UberSeq, Inc.	6,159

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

During the year ended December 31, 2013, net unrealized depreciation on our investments increased by $18,281,703, from net unrealized depreciation of $3,748,631 at December 31, 2012, to net unrealized depreciation of $22,030,334 at December 31, 2013, owing primarily to a decrease in unrealized appreciation of $8,303,684 on our investment in Xradia, Inc., resulting from realized gains on the sale of its securities and a decrease in unrealized appreciation of $8,451,603 on our investment in Solazyme, Inc., resulting from realized gains on the partial sale of its securities. We also had write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

SiOnyx, Inc.	4,014,690
Contour Energy Systems, Inc.	3,746,352
OpGen, Inc.	3,260,000
Laser Light Engines, Inc.	2,259,495
Kovio, Inc.	1,771,912
Enumeral Biomedical Corp.	1,443,004
Ultora, Inc.	885,042
SynGlyco, Inc.	655,935
Cobalt Technologies, Inc.	295,132

Investment	Amount of Write-Down

Senova Systems, Inc.	292,887
GEO Semiconductor, Inc.	65,507
Produced Water Absorbents, Inc.	28,170
D-Wave Systems, Inc.	177

The write-downs for the year ended December 31, 2013, were offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Metabolon, Inc.	3,376,119
Champions Oncology, Inc.	2,340,011
Ensemble Therapeutics Corporation	1,429,780
Molecular Imprints, Inc.	1,317,999
HzO, Inc.	1,225,523
Bridgelux, Inc.	865,062
Cambrios Technologies Corporation	854,586
AgBiome, LLC	500,000
ABSMaterials, Inc.	384,017
Nanosys, Inc.	178,329
Adesto Technologies Corporation	34,542
OhSo Clean, Inc.	33,302
NanoTerra, Inc.	19,735

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

Financial Condition

December 31, 2015

At December 31, 2015, our total assets and net assets were $96,461,286 and $88,711,671, respectively. At December 31, 2014, our total assets and net assets were $112,094,861 and $109,654,427, respectively.

At December 31, 2015, our net asset value per share was $2.88, as compared with $3.51 at December 31, 2014. At December 31, 2015, and December 31, 2014, our shares outstanding were 30,845,754 and 31,280,843, respectively.

Significant developments in the twelve months ended December 31, 2015, included a decrease in the holdings of our investments of $12,611,936 and a decrease in our cash of $2,825,684. The decrease in our investments from $89,764,840 at December 31, 2014, to $77,152,904 at December 31, 2015, resulted primarily from a decrease in value of $3,433,338 owing to the sale of our investment in Nantero, Inc., a decrease in value of $928,884 owing to the sale of our investment in Molecular Imprints, Inc., a decrease in value of $161,286 owing to the reorganization of the corporate structure of SiOnyx, Inc., to become a subsidiary of Black Silicon Holdings, Inc., a decrease in value of $129,000 owing to the sale of our investment in Solazyme, Inc., and a decrease in the net value of our investments held of $19,922,449, offset by new and follow-on investments of $11,963,021. The decrease in our cash from $20,748,314 at December 31, 2014, to $17,922,630 at December 31, 2015, is primarily owing to new and follow-on investments totaling $11,963,021, the payment of cash for operating expenses of $7,514,109 and the purchase of treasury shares totaling $1,199,994, offset by proceeds of $2,070,955 from our rights to milestone payments from Amgen, Inc., associated with the sale of BioVex Group, Inc., proceeds of $795,567 from our rights to milestone payments from Canon, Inc., associated with the sale of Molecular Imprints, Inc., proceeds of $191,609 for fees for providing managerial assistance to certain portfolio companies, proceeds of $411,296 from the repayment of the senior secured debt by Nano Terra, Inc., proceeds of $8,353 from our former investment in Contour Energy Systems, Inc., proceeds of $2,429,202 from the repayment of certain bridge notes in Black Silicon Holdings, proceeds of $4,828,052 on the sale of our investment in Nantero, proceeds of $705,794 on the sale of our investment in Molecular Imprints, proceeds of $103,310 on the sale of certain warrants of GEO Semiconductor, Inc., proceeds of $567,500 from the repayment of the senior secured debt of SynGlyco, Inc., net proceeds of $170,662 on the sale of our remaining 50,000 shares of Solazyme and a drawdown of $5,000,000 from the Loan Facility.

The following table is a summary of additions to our portfolio of investments made during the twelve months ended December 31, 2015:

New Investments	Amount of Investment

Petra Pharma Corporation	$1,025,050
ORIG3N, Inc.	250,000
Phylagen, Inc.	200,000
Lodo Therapeutics Corporation	107,900

Follow-On Investments	Amount of Investment

TARA Biosystems, Inc.	$1,200,000
OpGen, Inc.	1,155,000
Adesto Technologies Corporation	1,000,000
ORIG3N, Inc.	750,000
Senova Systems, Inc.	600,000
AgBiome, LLC.	500,006
HZO, Inc.	500,003
Produced Water Absorbents, Inc.	500,000
Produced Water Absorbents, Inc.	484,203
NGX Bio, Inc.	300,001
Metabolon, Inc.	299,999
Produced Water Absorbents, Inc.	250,000
Produced Water Absorbents, Inc.	250,000
Produced Water Absorbents, Inc.	250,000
Produced Water Absorbents, Inc.	250,000
ORIG3N, Inc.	250,000
Accelerator IV-New York Corporation	262,215
OpGen, Inc.	208,035
TARA Biosystems, Inc.	200,000
NGX Bio, Inc.	199,999
Nantero, Inc.	195,303
SiOnyx, Inc.	117,653
EchoPixel, Inc.	112,500
Mersana Therapeutics, Inc.	104,521
SiOnyx, Inc.	103,500
OpGen, Inc.	100,000
SiOnyx, Inc.	89,608
ProMuc, Inc.	75,000
ProMuc, Inc.	55,000
Phylagen, Inc.	10,000
Ultora, Inc.	7,525

Total	$11,963,021

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

Significant developments in the year ended December 31, 2014, included a decrease in the holdings of our investments of $4,134,619 and a decrease in our cash and treasury holdings of $6,790,044. The decrease in the value of our investments from $93,899,459 at December 31, 2013, to $89,764,840 at December 31, 2014, resulted primarily from a net decrease of $2,043,780 owing to the sale of certain of our shares of Solazyme, Inc., and Champions Oncology, Inc., and a decrease in the net value of our investments of $16,367,647, offset by new and follow-on investments of $14,276,808. The decrease in our cash and treasury holdings from $27,538,358 at December 31, 2013, to $20,748,314 at December 31, 2014, is primarily owing to new and follow-on investments totaling $14,276,808 and to the payment of cash for operating expenses of $7,547,034, offset by net proceeds of $2,043,780 received from the sale of certain of our shares of Solazyme and Champions Oncology, net premium proceeds of $119,697 received from certain Solazyme written call options, $2,374,827 received from the portion of our payment held in escrow from the sale of Xradia, Inc., $6,486,461 received from the sale of Molecular Imprints, Inc., $2,070,955 received from our rights to milestone payments from Amgen, Inc., associated with the sale of BioVex Group, Inc., $549,238 received from the repayment of the senior secured debt of OHSO Clean, Inc., $48,071 from the payment of the principal amount plus accrued interest of a convertible promissory note invested in Nanosys, Inc., and $79,310 received from the sale of certain warrants held in GEO Semiconductor, Inc.

The following table is a summary of additions to our portfolio of investments made during the year ended December 31, 2014:

New Investments	Amount of Investment

UberSeq, Inc.	$500,000
TARA Biosystems, Inc.	300,020
Accelerator IV-New York Corporation	216,012

Follow-On Investments	Amount of Investment

HZO, Inc.	$2,000,003
Enumeral Biomedical Holdings, Inc.	1,500,000
Produced Water Absorbents, Inc.	1,000,268
Produced Water Absorbents, Inc.	1,000,000
Enumeral Biomedical Corp.	935,000
D-Wave Systems, Inc.	762,568
Produced Water Absorbents, Inc.	750,000
ABSMaterials, Inc.	500,000
Senova Systems, Inc.	500,000
EchoPixel,Inc.	500,000
SiOnyx, Inc.	415,635
Senova Systems, Inc.	350,000

Follow-On Investments	Amount of Investment

Produced Water Absorbents, Inc.	330,677
Enumeral Biomedical Corp.	250,000
Senova Systems, Inc.	250,000
OpGen, Inc.	250,000
OpGen, Inc.	245,017
Mersana Therapeutics, Inc.	240,500
OpGen, Inc.	209,020
HZO, Inc.	206,997
OpGen, Inc.	200,000
D-Wave Systems, Inc.	170,043
OpGen, Inc.	120,000
ProMuc, Inc.	100,000
OpGen, Inc.	100,000
SiOnyx, Inc.	93,976
Ultora, Inc.	86,039
SiOnyx, Inc.	68,999
Enumeral Biomedical Corp.	65,000
Laser Light Engines, Inc.	19,331
Ultora, Inc.	17,208
Laser Light Engines, Inc.	13,745
Ultora, Inc.	10,750

Total	$14,276,808

The following table summarizes the value of our portfolio of investments as compared with its cost at December 31, 2015, and December 31, 2014:

	December 31, 2015	December 31, 2014

Venture capital investments, at cost	$117,062,108	$112,371,315
Net unrealized (depreciation)	(39,909,204)	(22,606,475)
Venture capital investments, at value	$77,152,904	$89,764,840

Cash Flow

Net cash used in operating activities for the year ended December 31, 2015, was $6,529,960, primarily reflecting the purchase of venture capital investments of $11,963,021 and the payment of operating expenses of $7,514,109, offset by proceeds from the sale of investments and repayment of principal of $11,943,697.

Net cash used in investing activities for the year ended December 31, 2015, was $8,816, primarily reflecting the purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2015, was $3,713,092, primarily reflecting a partial drawdown from the Loan Facility, offset by the purchase of treasury stock and the net settlement of restricted stock.

Year Ended December 31, 2014

Net cash provided by operating activities for the year ended December 31, 2014, was $12,361,457, primarily reflecting the net sale of U.S. government securities of $18,999,008 and proceeds from the sale of investments of $13,655,918, offset by the purchase of investments of $14,276,808 and the payment of operating expenses.

Net cash used in investing activities for the year ended December 31, 2014, was $26,940, primarily reflecting the purchase of fixed assets.

Cash used in financing activities for the year ended December 31, 2014, was $124,751, resulting from the net settlement of restricted stock awards.

Year Ended December 31, 2013

Net cash provided by operating activities for the year ended December 31, 2013, was $295,923, primarily reflecting the net purchase of U.S. government securities of $5,005,360, the purchase of investments of $18,076,288 and the payment of operating expenses, partially offset by proceeds from the sale of investments of $30,363,727 and net proceeds from call options of $1,040,127.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings and interest earned from our venture debt securities. We believe the increase or decrease in the value of our investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of December 31, 2015, and December 31, 2014, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of December 31, 2015, we had $5,000,000 in debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of December 31, 2015, our net asset value per share was $2.88 per share and our closing market price was $2.20 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

December 31, 2015

At December 31, 2015, and December 31, 2014, our total net primary and secondary liquidity was $37,053,638 and $29,620,665, respectively.

At December 31, 2015, and December 31, 2014, our total primary liquidity was $17,953,057 and $20,978,792, respectively. Our primary liquidity is principally comprised of our cash and certain receivables. The decrease in our primary liquidity from December 31, 2014, to December 31, 2015, is is primarily owing to new and follow-on investments totaling $11,963,021, the payment of cash for operating expenses of $7,514,109 and the purchase of treasury shares totaling $1,199,994, offset by proceeds of $2,070,955 from our rights to milestone payments from Amgen, Inc., associated with the sale of BioVex Group, Inc., proceeds of $795,567 from our rights to milestone payments from Canon, Inc., associated with the sale of Molecular Imprints, Inc., proceeds of $191,609 for fees for providing managerial assistance to certain portfolio companies, proceeds of $411,296 from the repayment of the senior secured debt by Nano Terra, Inc., proceeds of $8,353 from our former investment in Contour Energy Systems, Inc., proceeds of $2,429,202 from the repayment of certain bridge notes in Black Silicon Holdings, proceeds of $4,828,052 on the sale of our investment in Nantero, proceeds of $705,794 on the sale of our investment in Molecular Imprints, proceeds of $103,310 on the sale of certain warrants of GEO Semiconductor, Inc., proceeds of $567,500 from the repayment of the senior secured debt of SynGlyco, Inc., net proceeds of $170,662 on the sale of our remaining 50,000 shares of Solazyme and a drawdown of $5,000,000 from the Loan Facility,

At December 31, 2015, and December 31, 2014, our secondary liquidity was $19,100,581 and $8,641,873, respectively. Secondary liquidity does not include the value of warrants or options we hold in Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of December 31, 2015, our publicly traded securities of Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., and OpGen, Inc., were restricted from sale.

As of December 31, 2015, we have $5,000,000 in debt outstanding.

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

Total rent expense for all of our office space, including rent on expired leases, was $301,828 in 2015; $299,048 in 2014; and $376,360 in 2013. Aggregate future minimum lease payments in each of the following years are: 2016 - $287,690; 2017 - $294,882; 2018 - $302,254; and 2019 - $309,811.

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

Borrowings

On September 30, 2013, the Company entered into the Loan Facility, which may be used to fund investments in portfolio companies. The Loan Facility replaced the Company’s prior credit facility with TD Bank, NA. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently pays interest in cash on its outstanding borrowings. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Interest and fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities). There were no borrowings at closing.

On September 30, 2013, the Company terminated its prior credit facility with TD Bank, N.A. As of December 31, 2013, there was no principal outstanding under the prior credit facility and no termination fees were incurred in connection with terminating the prior credit facility.

At December 31, 2015, the Company had $5,000,000 in debt outstanding. The weighted average annual interest rate for the year ended December 31, 2015, was 10 percent. The remaining capacity under the Loan Facility was $15,000,000 at December 31, 2015. Unamortized fees and expenses of $306,040 related to establishing the Loan Facility are included as "Prepaid expenses" as of December 31, 2015. These amounts are amortized over the term of the Loan Facility. At December 31, 2015, the Company was in compliance with all covenants required by the Loan Facility.

At December 31, 2014, the Company had no outstanding debt. The weighted average annual interest rate for the year ended December 31, 2014, was zero percent, exclusive of amortization of closing fees and other expenses related to establishing the prior credit facility. The remaining capacity under the Loan Facility was $20,000,000 at December 31, 2014. Unamortized fees and expenses of $480,921 related to establishing the Loan Facility are included as "Prepaid expenses" as of December 31, 2014. These amounts are amortized over the term of the Loan Facility. At December 31, 2014, the Company was in compliance with all covenants required by the Loan Facility.

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

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Multi-Draw Loan Facility(1)	$5,886,111	$506,944	$5,379,167	$0	$0
Operating leases	1,194,637	287,690	597,136	309,811	0
Total	$7,080,748	$794,634	$5,976,303	$309,811	$0

(1)  As of December 31, 2015, we had $15,000,000 of unused borrowing capacity under our Loan Facility.

Amounts include interest payable assuming $5,000,000 remains outstanding through the maturity date in 2017.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the years ended December 31, 2015, and December 31, 2014, $262,215 and $216,012, respectively, in capital was called related to the operating commitment. During the years ended December 31, 2015, and December 31, 2014, $1,132,950 and $0, respectively, in capital was called related to the investment commitment. As of December 31, 2015, the Company had remaining unfunded commitments of $188,440 and $2,200,383, or approximately 28.3 percent and 66.0 percent of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of December 31, 2015, our financial statements include investments fair valued at $58,860,938, and equity method valued at $165,936, the values of which were determined in good faith by, or under the direction of, the Board of Directors. As of December 31, 2015, approximately 67 percent of our net assets represent investments in portfolio companies valued by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of December 31, 2015.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of December 31, 2015, approximately 75 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

In the Black-Scholes-Merton model, we used the simplified calculation of expected term as described in the SEC’s Staff Accounting Bulletin 107 because of the lack of historical information about option exercise patterns. In the binomial lattice model, we use an expected term that assumes the options will be exercised at two times the strike price because of the lack of option exercise patterns. Future exercise behavior could be materially different than that which is assumed by the model.

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

Pension and Post-Retirement Benefit Plan Assumptions

The Company provides a Retiree Medical Benefit Plan for employees who meet certain eligibility requirements. Until it was terminated on May 5, 2011, the Company also provided an Executive Mandatory Retirement Benefit Plan for certain individuals employed by us in a bona fide executive or high policy-making position. Our former President accrued benefits under this plan prior to his retirement, and the termination of the plan has no impact on his accrued benefits. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability values related to our post-retirement benefit plans. These factors include assumptions we make about the discount rate, the rate of increase in health care costs, and mortality, among others.

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post-retirement medical benefit obligation as of December 31, 2015, and to calculate our 2016 expense was 4.15 percent. We used a discount rate of 3.08 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments - Portfolio Companies

On January 10, 2016, the Company exercised a warrant to purchase 166,667 shares of NGX Bio, Inc., a privately held portfolio company, for the total purchase price of $1.67.

On January 15, 2016, the Company made a $250,000 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

On January 20, 2016, the Company made a $100,000 follow-on investment in ABSMaterials, Inc., a privately held portfolio company.

On January 22, 2016, the Company made a $500,000 follow-on investment in EchoPixel, Inc., a privately held portfolio company.

On January 29, 2016, the Company made a $103,680 follow-on investment in Accelerator IV-New York Corporation, a privately held portfolio company. This investment was made pursuant to our operating commitment of which $84,760 remains unfunded. We continue to have an unfunded investment commitment of $2,200,383.

On February 16, 2016, the Company made a $125,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On March 1, 2016, the Company made a $300,010 new investment in Interome, Inc., a privately held portfolio company.

On March 10, 2016, the Company made an $875,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

Recent Developments - Other

On March 9, 2016, the Company announced that it will begin offering limited numbers of accredited investors the opportunity to co-invest with the Company in its portfolio companies. The opportunities to invest will be provided through H&H Co-Investment Partners, LLC, a newly formed entity that will be managed by the Company. The Company intends to solicit interest in separate series established by H&H Co-Investment Partners to invest in individual portfolio companies, ahead of potential future rounds of financing. The Company expects that accredited investors who have held its stock prior to the close of each financing will have priority in the allocation of these limited co-investment opportunities.

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

In addition, with respect to our debt investments for which no readily available market quotations are available, we will generally consider the financial condition and current and expected future cash flows of the portfolio company; the creditworthiness of the portfolio company and its ability to meet its current debt obligations; the relative seniority of our debt investment within the portfolio company’s capital structure; the availability and value of any available collateral; and changes in market interest rates and credit spreads for similar debt investments. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net (increase) decrease in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $443,892 at December 31, 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on page 114 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of comprehensive income (loss), of changes in net assets and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries (hereafter referred to as the "Company") at December 31, 2015 and December 31, 2014, the results of their operations, their cash flows, and the changes in their net assets for each of the three years in the period ended December 31, 2015, and the financial highlights for each of the five years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, the financial highlights and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2015 by correspondence with the custodian and the application of alternative procedures where confirmation of securities had not been received. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5, the financial statements include fair value measurements which have been estimated by the Board of Directors using significant unobservable inputs in the absence of observable inputs. As discussed in Note 5, at December 31, 2015, fair value measurements estimated using significant unobservable inputs are $58,290,684 (65.71% of the net assets).

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2016

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $18,857,235 and $22,304,047, respectively)	$5,376,472	$13,854,906
Unaffiliated rights to milestone payments (adjusted cost basis: $781,863 and $2,387,278, respectively)	3,362,051	3,193,865
Unaffiliated publicly traded securities (cost: $1,623,029 and $1,741,128, respectively)	957,544	1,398,085
Non-controlled affiliated privately held companies (cost: $49,262,921 and $67,236,533, respectively)	41,909,262	58,470,864
Non-controlled affiliated publicly traded companies (cost: $23,165,788 and $5,591,299, respectively)	18,371,105	8,384,641
Controlled affiliated privately held companies (cost: $23,205,336 and $13,111,030, respectively)	7,010,534	4,462,479
Equity method privately held company (adjusted cost basis: $165,936 and $0, respectively)	165,936	0
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $117,062,108 and $112,371,315, respectively)	$77,152,904	$89,764,840
Cash	17,922,630	20,748,314
Funds held in escrow from sales of investments at value (Note 2)	374,565	306,802
Receivable from portfolio company	13,032	160,877
Interest receivable	10,333	62,482
Prepaid expenses	563,699	754,856
Other assets	424,123	296,690
Total assets	$96,461,286	$112,094,861

LIABILITIES & NET ASSETS

Term loan credit facility (Note 4)	$5,000,000	$0
Post retirement plan liabilities (Note 9)	1,202,148	1,267,615
Accounts payable and accrued liabilities	1,268,355	841,915
Deferred rent	279,112	330,904
Total liabilities	$7,749,615	$2, 440,434

Commitments and contingencies (Note 11)

Net assets	$88,711,671	$109,654,427

Net assets are comprised of:

Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 12/31/15 and 12/31/14; 33,183,576 and 33,109,583 issued at 12/31/15 and 12/31/14, respectively	331,836	331,096
Additional paid in capital (Note 7)	215,762,973	215,051,662
Accumulated net operating and realized loss	(83,377,629)	(80,434,528)
Accumulated unrealized depreciation of investments	(39,909,204)	(22,606,475)
Accumulated other comprehensive income (Note 9)	509,220	718,203
Treasury stock, at cost (2,337,822 shares at 12/31/15 and 1,828,740 shares at 12/31/14) (Note 12)	(4,605,525)	(3,405,531)

Net assets	$88,711,671	$109,654,427

Shares outstanding	30,845,754	31,280,843

Net asset value per outstanding share	$2.88	$3.51

The accompanying notes are an integral part of these consolidated financial statements

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Investment income:
Interest from:
Unaffiliated companies	$31,273	$121,345	$245,377
Non-controlled affiliated companies	358,662	91,768	(17,877)
Controlled affiliated companies	235,425	155,827	101,723
Cash and U.S. Treasury securities and other	12,746	9,583	15,436
Fees for providing managerial assistance to portfolio companies	191,609	86,667	0
Yield-enhancing fees on debt securities	87,280	52,610	46,243
Rental income from sublease	0	0	80,000
Total investment income	916,995	517,800	470,902

Expenses:
Salaries, benefits and stock-based compensation (Note 7)	4,221,983	4,869,716	5,352,672
Administration and operations	516,347	679,630	654,949
Professional fees	1,511,880	1,384,716	1,255,796
Rent (Note 11)	301,828	299,048	376,360
Insurance expense	287,720	321,713	377,545
Directors' fees and expenses	358,441	373,627	245,801
Interest and other debt expense	771,408	377,658	116,421
Custody fees	61,817	60,070	58,458
Depreciation	48,081	53,349	55,106
Total expenses	8,079,505	8,419,527	8,493,108

Net operating loss	(7,162,510)	(7,901,727)	(8,022,206)

Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	2,045,013	4,031,521	105,313
Controlled affiliated companies	1,559,235	0	0
Unaffiliated rights to milestone payments	1,261,108	536,813	0
Non-controlled affiliated companies	(384,077)	(11,199,639)	6,388,601
Publicly traded companies	52,569	1,333,497	12,123,019
Written call options	0	232,079	(282)
Purchased put options	0	0	(72,209)
U.S. Treasury securities/other	0	0	(180)
Realized gain (loss) from investments	4,533,848	(5,065,729)	18,544,262

Income tax expense (Note 10)	2,148	17,896	27,994
Net realized gain (loss) from investments	4,531,700	(5,083,625)	18,516,268

Net increase in unrealized depreciation on investments:
Unaffiliated companies	(5,031,622)	(6,938,919)	4,338,154
Controlled affiliated companies	377,466	(200,955)	(655,935)
Unaffiliated rights to milestone payments	1,773,601	608,904	88,699
Non-controlled affiliated companies	(5,350,661)	5,479,589	(16,471,963)
Publicly traded companies	(9,071,513)	475,240	(5,580,658)
Written call options	0	(8,882)	1,382
U.S. Treasury securities/other	0	(45)	(2,699)
Net increase in unrealized depreciation on investments	(17,302,729)	(585,068)	(18,283,020)

Net realized and unrealized (loss) gain on investments	(12,771,029)	(5,668,693)	233,248

Share of loss on equity method investment	(312,291)	0	0

Net decrease in net assets resulting from operations:

Total	$(20,245,830)	$(13,570,420)	$(7,788,958)

Per average basic and diluted outstanding share	$(0.65)	$(0.43)	$(0.25)

Average outstanding shares – basic and diluted	31,174,758	31,222,877	31,138,716

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Net decrease resulting from operations	$(20,245,830)	$(13,570,420)	$(7,788,958)

Other comprehensive (loss) income:

Prior service cost (Note 9)	0	0	1,101,338
Amortization of prior service cost	(208,983)	(208,983)	(174,152)

Other comprehensive (loss) income	(208,983)	(208,983)	927,186

Comprehensive loss	$(20,454,813)	$(13,779,403)	$(6,861,772)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Cash flows provided by (used in) operating activities:
Net decrease in net assets resulting from operations	$(20,245,830)	$(13,570,420)	$(7,788,958)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) and change in unrealized depreciation on investments	12,768,881	5,650,797	(261,242)
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities and prepaid assets and accretion of bridge note interest	(469,224)	(109,857)	35,600
Share of loss on equity method investee	312,291	0	0
Stock-based compensation expense	798,965	857,006	1,249,756
Amortization of prior service cost	(208,983)	(208,983)	(174,152)
Purchase of U.S. government securities	0	(19,999,044)	(144,596,150)
Sale of U.S. government securities	0	38,998,052	139,590,790
Purchase of equity method investment	(262,215)	0	0
Purchase of affiliated portfolio companies	(11,386,285)	(14,016,308)	(17,257,408)
Purchase of unaffiliated portfolio companies	(314,521)	(240,500)	(818,880)
Payments received on debt investments	885,369	953,997	860,641
Proceeds from sale of investments and conversion of bridge notes	11,058,328	13,655,918	29,916,408
Proceeds from call option premiums	0	338,229	1,040,127
Payments for put and call option purchases	0	(218,532)	(410,363)

Changes in assets and liabilities:
Restricted funds	0	0	10,015
Receivable from portfolio company	147,845	(106,717)	(30,330)
Interest receivable	52,149	(39,678)	26,264
Prepaid expenses	191,157	236,553	(193,999)
Other assets	(167,068)	(619)	12,937
Post retirement plan liabilities	(65,467)	147,353	17,753
Accounts payable and accrued liabilities	426,440	56,307	(216,910)
Deferred rent	(51,792)	(22,097)	(15,976)
Net cash (used in) provided by operating activities	(6,529,960)	12,361,457	995,923

Cash flows from investing activities:
Purchase of fixed assets	(8,816)	(26,940)	(13,303)
Net cash used in investing activities	(8,816)	(26,940)	(13,303)

Cash flows from financing activities:
Proceeds from drawdown of loan facility	5,000,000	0	0
Purchase of treasury stock	(1,199,994)	0	0
Payment of withholdings related to net settlement of restricted stock	(86,914)	(124,751)	(123,183)
Payment of loan facility closing fees	0	0	(700,000)
Net cash provided by (used in) financing activities	3,713,092	(124,751)	(823,183)

Net (decrease) increase in cash	(2,825,684)	$12,209,766	$159,437

Cash at beginning of the year	20,748,314	8,538,548	8,379,111

Cash at end of the year	17,922,630	$20,748,314	$8,538,548

Supplemental disclosures of cash flow information:
Income taxes paid	$2,148	$17,896	$24,177
Interest paid	$431,944	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Changes in net assets from operations:

Net operating loss	$(7,162,510)	$(7,901,727)	$(8,022,206)

Net realized gain (loss) on investments	4,531,700	(5,083,625)	18,516,268

Net (increase) in unrealized depreciation on investments	(17,302,729)	(576,186)	(18,284,402)

Net (decrease) increase in unrealized appreciation on written call options	0	(8,882)	1,382

Share of loss on equity method investment	(312,291)	0	0

Net decrease in net assets resulting from operations	(20,245,830)	(13,570,420)	(7,788,958)

Changes in net assets from capital stock transactions:

Purchase of treasury stock	(1,199,994)	0	0

Acquisition of vested restricted stock awards to pay required employee withholding tax	(86,914)	(124,751)	(123,183)

Stock-based compensation expense	798,965	857,006	1,249,756

Net (decrease) increase in net assets resulting from capital stock transactions	(487,943)	732,255	1,126,573

Changes in net assets from accumulated other comprehensive (loss) income:

Other comprehensive (loss) income	(208,983)	(208,983)	927,186

Net (decrease) increase in net assets resulting from accumulated other comprehensive (loss) income	(208,983)	(208,983)	927,186

Net decrease in net assets	(20,942,756)	(13,047,148)	(5,735,199)

Net Assets:

Beginning of the year	109,654,427	122,701,575	128,436,774

End of the year	$88,711,671	$109,654,427	$122,701,575

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 11.0% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 6.1% of net assets at value

Bridgelux, Inc. (5)(8)(9)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock (acquired 11/29/07)	(M)		$1,000,000	1,861,504	$258,939
Series C Convertible Preferred Stock (acquired 7/27/07)	(M)		1,352,196	2,130,699	534,737
Series D Convertible Preferred Stock (acquired (2/25/08-3/10/10)	(M)		1,371,622	999,999	737,006
Series E Convertible Preferred Stock (acquired 6/1/11)	(M)		672,599	440,334	607,572
Series E-1 Convertible Preferred Stock (acquired 3/16/12)	(M)		386,073	399,579	400,630
Warrants for Series E Convertible Preferred Stock expiring 12/31/17 (acquired 1/27/11)	(M)		93,969	170,823	0
Warrants for Common Stock expiring 6/1/16 (acquired 6/1/11)	(M)		72,668	132,100	0
Warrants for Common Stock expiring 8/9/18 (acquired 8/9/13)	(M)		148,409	171,183	0
Warrants for Common Stock expiring 10/21/18 (acquired 10/21/11)	(M)		18,816	84,846	0
			5,116,352		2,538,884

Cambrios Technologies Corporation (5)(8)(9)(11)		Electronics
Developed nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock (acquired 11/9/04-2/16/05)	(M)		1,294,025	1,294,025	0
Series C Convertible Preferred Stock (acquired 3/21/07)	(M)		1,300,000	1,300,000	0
Series D Convertible Preferred Stock (acquired 8/7/09)	(M)		515,756	515,756	0
Series D-2 Convertible Preferred Stock (acquired 5/31/11)	(M)		92,400	92,400	0
Series D-4 Convertible Preferred Stock (acquired 7/12/12)	(M)		216,168	216,168	0
			3,418,349		0

Magic Leap, Inc. (8)(9)(12)		Electronics
Developing novel human computing interfaces and software
Series B Convertible Preferred Stock (acquired 5/1/15)	(I)		338,604	29,291	348,994

Mersana Therapeutics, Inc. (5)(8)(9)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock (acquired 7/27/12-4/2/14)	(H)		683,538	635,081	613,892
Series B-1 Convertible Preferred Stock (acquired 2/20/15)	(H)		104,521	97,111	104,407
Common Stock (acquired 7/27/12)	(H)		3,875,395	350,539	309,963
			4,663,454		1,028,262

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 11.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 6.1% of net assets at value (Cont.)

Nanosys, Inc. (5)(8)(9)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock (acquired 4/10/03)	(M)		$1,500,000	803,428	$128,853
Series D Convertible Preferred Stock (acquired 11/7/05)	(M)		3,000,003	1,016,950	597,334
Series E Convertible Preferred Stock (acquired 8/13/10)	(M)		496,573	433,688	452,627
			4,996,576		1,178,814

Nano Terra, Inc. (5)(8)		Energy
Developing surface chemistry and nano- manufacturing solutions
Warrants for Common Stock expiring on 2/22/21 (acquired 2/22/11)	( I )		69,168	4,462	211
Warrants for Series A-3 Preferred Stock expiring on 11/15/22 (acquired 11/15/12)	( I )		35,403	47,508	61,978
			104,571		62,189

Phylagen, Inc. (5)(8)(13)		Life Sciences
Developing technology to improve human health and business productivity
Secured Convertible Bridge Note, 5%, (acquired 2/5/15)	(M)		209,041	$200,000	209,041
Secured Convertible Bridge Note, 5%, (acquired 6/5/15)	(M)		10,288	$10,000	10,288
			219,329		219,329

Total Unaffiliated Private Placement Portfolio (cost: $18,857,235)					$5,376,472

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Rights to Milestone Payments (Illiquid) (6) – 3.8% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc. (acquired 3/4/11)	( I )		$548,998	$548,998	$2,900,232

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc. (acquired 2/13/13)	( I )		0	$0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc. (acquired 4/18/14)	( I )		232,865	$232,865	461,819

Total Unaffiliated Rights to Milestone Payments (cost: $781,863)					$3,362,051

Publicly Traded Portfolio (7) – 1.1% of net assets at value

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development Common Stock (acquired 3/24/11-3/11/15)	(M)		$1,622,629	243,540	$944,819
Warrants for Common Stock expiring 1/28/19 (acquired 1/28/13)	( I )		400	5,500	12,725
			1,623,029		957,544

Total Unaffiliated Publicly Traded Portfolio (cost: $1,623,029)					$957,544

Total Investments in Unaffiliated Companies (cost: $21,262,127)					$9,696,067

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 67.9% of net assets at value

Private Placement Portfolio (Illiquid) (14) – 47.2% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for water remediation and consumer applications
Series A Convertible Preferred Stock (acquired 2/17/10-10/24/11)	( I )		$435,000	390,000	$160,303
Series B Convertible Preferred Stock (acquired 11/8/13-6/25/14)	( I )		1,217,644	1,037,751	823,319
			1,652,644		983,622

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock (acquired 1/30/13)	( I )		2,000,000	2,000,000	4,022,722
Series A-2 Convertible Preferred Stock (acquired 4/9/13-10/15/13)	( I )		521,740	417,392	891,588
Series B Convertible Preferred Stock (acquired 8/7/15)	( I )		500,006	160,526	575,979
			3,021,746		5,490,289

D-Wave Systems, Inc. (8)(9)(15)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock (acquired 9/30/08)	(H)		1,002,074	1,144,869	1,485,943
Series 1 Class C Convertible Preferred Stock (acquired 9/30/08)	(H)		487,804	450,450	588,844
Series 1 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		748,473	855,131	1,117,858
Series 1 Class E Convertible Preferred Stock (acquired 11/24/10)	(H)		248,049	269,280	368,385
Series 1 Class F Convertible Preferred Stock (acquired 11/24/10)	(H)		238,323	258,721	353,940
Series 1 Class H Convertible Preferred Stock (acquired 6/27/14)	(H)		909,088	460,866	732,972
Series 2 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		736,019	678,264	886,651
Series 2 Class E Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		659,493	513,900	711,876
Series 2 Class F Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		633,631	493,747	683,959
Warrants for Common Stock expiring 5/12/19 (acquired 5/12/14)	( I )		26,357	20,415	710
			5,689,311		6,931,138

EchoPixel, Inc. (5)(8)		Life Sciences
Developing virtual reality 3-D visualization software for life sciences and health care applications
Series Seed Convertible Preferred Stock (acquired 6/21/13-6/30/14)	( I )		1,250,000	4,194,630	1,327,092
Secured Convertible Bridge Note, 8%, (acquired 11/25/15)	(M)		113,425	$112,500	113,425
			1,363,425		1,440,517

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 67.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 47.2% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock (acquired 6/6/07)	( I )		$2,000,000	1,449,275	$662,607
Series B-1 Convertible Preferred Stock (acquired 4/21/14)	( I )		679,754	492,575	1,448,295
			2,679,754		2,110,902

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids Common Stock (acquired 6/23/14)	( I )		666,667	405,729	329,802
Series I Convertible Preferred Stock (acquired 6/23/14)	( I )		5,709,835	2,266,894	4,281,820
Series II Convertible Preferred Stock (acquired 6/23/14-8/3/15)	( I )		2,500,006	674,638	2,515,164
			8,876,508		7,126,786

Laser Light Engines, Inc. (8)(9)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock (acquired 5/6/08)	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock (acquired 9/17/10)	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, (acquired 10/7/11)	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, (acquired 11/17/11)	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, (acquired 12/21/11)	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, (acquired 3/5/12)	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, (acquired 7/26/12)	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, (acquired 4/29/13)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, (acquired 7/22/13)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, (acquired 10/30/13)	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, (acquired 2/5/14)	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, (acquired 6/24/14)	(M)		13,745	$13,745	0
			6,542,881		0

Lodo Therapeutics Corporation (5)(8)(9)(13)		Life Sciences
Developing and commercializing novel therapeutics derived from a metagenome-based Natural Product Discovery Platform
Series A Convertible Preferred Stock (acquired 12/21/15)	( I )		107,900	107,900	107,281

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 67.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) –
47.2% of net assets at value (Cont.)

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing a biochemical profiling platform for precision medicine
Series B Convertible Preferred Stock (acquired 6/29/09)	(M)		$2,500,000	371,739	$3,699,120
Series B-1 Convertible Preferred Stock (acquired 6/29/09)	(M)		706,214	148,696	1,479,647
Series C Convertible Preferred Stock (acquired 4/30/09)	(M)		1,000,000	1,000,000	3,388,907
Series D Convertible Preferred Stock (acquired 8/25/11)	(M)		1,499,999	835,882	2,887,617
Series E-1 Convertible Preferred Stock (acquired 3/2/15)	(M)		1,225,000	444,404	1,776,987
Series E-2 Convertible Preferred Stock (acquired 3/2/15)	(M)		299,999	103,277	389,566
			7,231,212		13,621,844

ORIG3N, Inc. (5)(8)(9)(13)		Life Sciences
Developing precision medicine applications for induced pluripotent stems cells
Series 1 Convertible Preferred Stock (acquired 2/5/15-8/5/15)	( I )		500,000	1,195,315	826,563
Series A Convertible Preferred Stock (acquired 11/25/15)	( I )		750,000	682,333	750,338
			1,250,000		1,576,901

Petra Pharma Corporation (5)(8)(9)(13)		Life Sciences
Developing small molecule inhibitors for treatment of cancer and metabolic diseases
Series A Convertible Preferred Stock (acquired 12/23/15)	( I )		1,025,050	1,025,050	1,019,755

Produced Water Absorbents, Inc. (5)(8)(16)		Energy
Providing integrated process separation solutions to the global oil and gas industries, enabling onsite treatment of produced and flowback water
Series A Convertible Preferred Stock (acquired 6/21/11)	(M)		1,000,000	1,000,000	77,549
Series B Convertible Preferred Stock (acquired 6/20/13-3/31/14)	(M)		1,496,865	5,987,460	214,302
Series B-2 Convertible Preferred Stock (acquired 5/12/14)	(M)		1,015,427	4,322,709	154,718
Series B-3 Convertible Preferred Stock (acquired 11/14/13)	(M)		978,641	3,914,564	140,109
Series C Convertible Preferred Stock (acquired 5/26/14)	(M)		1,000,268	2,667,380	75,581
Series D Convertible Preferred Stock (acquired 2/17/15)	(M)		986,066	2,629,510	133,330
Subordinated Secured Debt, 12%, maturing on 6/30/16 (acquired 10/7/14)	(M)		990,634	$1,000,000	560,538
Subordinated Convertible Bridge Note, 12%, (acquired 6/3/2015)	(M)		267,425	$250,000	36,854
Subordinated Convertible Bridge Note, 12%, (acquired 7/15/2015)	(M)		263,973	$250,000	36,378
Subordinated Convertible Bridge Note, 12%, (acquired 9/28/2015)	(M)		257,808	$250,000	35,528
Subordinated Convertible Bridge Note, 12%, (acquired 10/30/2015)	(M)		255,178	$250,000	35,166
Warrants for Series B-2 Preferred Stock expiring upon liquidation event (acquired 5/12/14)	( I )		65,250	300,000	174
			8,577,535		1,500,227

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 67.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 47.2% of net assets at value (Cont.)

Ultora, Inc. (5)(8)(17)		Energy
Developed energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock (acquired 12/5/13)	(M)		$886,830	17,736	$0
Series B Convertible Preferred Stock (acquired 12/5/13)	(M)		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, (acquired 5/7/14)	(M)		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, (acquired 8/20/14)	(M)		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, (acquired 10/14/14)	(M)		10,750	$10,750	0
Secured Convertible Bridge Note, 5%, (acquired 3/30/15)	(M)		7,525	$7,525	0
			1,244,955		0

Total Non-Controlled Private Placement Portfolio (cost: $49,262,921)					$41,909,262

Publicly Traded Portfolio (18) – 20.7% of net assets at value

Adesto Technologies Corporation (5)(8)(9)(19)		Electronics
Developing low-power, high-performance memory devices
Common Stock (acquired 10/27/15)	(M)		$11,482,417	1,769,868	$13,645,682

Enumeral Biomedical Holdings, Inc. (5)(8)(9)(20)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock (acquired 7/31/14)	(M)		4,993,357	7,966,368	1,831,468
Warrants for Common Stock expiring 7/30/19 (acquired 7/31/14)	( I )		540,375	1,500,000	43,326
Warrants for Common Stock expiring 2/2/24 (acquired 7/31/14)	( I )		57,567	255,120	44,160
Options to Purchase Common Stock at $1.00 expiring 7/30/16 (acquired 8/4/14)	( I )		0	80,000	54
			5,591,299		1,919,008

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (18) – 20.7% of net assets at value (Cont.)

OpGen, Inc. (5)(21)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Common Stock (acquired 5/5/15)	(M)		$5,665,708	1,409,796	$2,678,612
Warrants for Common Stock expiring 5/8/20 (acquired 5/5/15)	(M)		425,579	300,833	101,431
Warrants for Common Stock expiring 2/17/25 (acquired 5/5/15)	( I )		785	31,206	26,372
			6,092,072		2,806,415

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $23,165,788)					$18,371,105

Total Investments in Non-Controlled Affiliated Companies (cost: $72,428,709)					$60,280,367

Investments in Controlled Affiliated Companies (3) – 7.9% of net assets at value

Private Placement Portfolio (Illiquid) (22) – 7.9% of net assets at value

Black Silicon Holdings, Inc. (5)(8)(23)		Electronics
Holding company for interest in a company that develops silicon-based optoelectronic products
Series A Convertible Preferred Stock (acquired 8/4/15)	( I )		$750,000	233,499	$0
Series A-1 Convertible Preferred Stock (acquired 8/4/15)	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock (acquired 8/4/15)	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock (acquired 8/4/15)	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock (acquired 8/4/15)	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, (acquired 8/4/15)	( I )		1,321,068	$1,278,454	316,613
			7,746,945		316,613

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 7.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (22) – 7.9% of net assets at value (Cont.)

NGX Bio, Inc. (5)(8)(9)(24)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock (acquired 6/6/14)	( I )		$375,000	500,000	$446,878
Series A Convertible Preferred Stock (acquired 8/20/15-9/30/15)	( I )		499,999	329,989	403,538
Warrants for Series Seed Preferred Stock expiring 6/6/19 (acquired 6/6/15)	( I )		125,000	166,667	148,958
			999,999		999,374

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and health care markets
Common Stock (acquired 12/18/13)	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, (acquired 12/18/13)	(M)		407,074	$350,000	407,074
Secured Convertible Bridge Note, 8%, (acquired 8/13/14)	(M)		111,091	$100,000	111,091
Secured Convertible Bridge Note, 8%, (acquired 8/5/15)	(M)		77,449	$75,000	77,449
Secured Convertible Bridge Note, 8%, (acquired 12/7/15)	(M)		55,301	$55,000	55,301
			650,916		650,916

Senova Systems, Inc. (5)(8)(9)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock (acquired 9/9/11-7/18/12)	( I )		1,218,462	1,350,000	284,938
Series B-1 Convertible Preferred Stock (acquired 8/1/13-1/15/14)	( I )		1,083,960	2,759,902	659,411
Series C Convertible Preferred Stock (acquired 10/24/14-4/1/15)	( I )		1,208,287	1,611,049	1,127,419
Warrants for Series B Preferred Stock expiring 10/15/17 (acquired 10/15/12)	( I )		131,538	164,423	34,703
Warrants for Series B Preferred Stock expiring 4/24/18 (acquired 4/24/13)	( I )		20,000	25,000	5,277
			3,662,247		2,111,748

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock (acquired 12/13/11)	( I )		$2,729,817	57,463	0
Series A' Convertible Preferred Stock (acquired 12/13/11-6/7/12)	( I )		4,855,627	4,855,627	100,343
Secured Convertible Bridge Note, 8%, (acquired 1/23/13)	( I )		438,931	$350,000	438,931
Secured Convertible Bridge Note, 8%, (acquired 4/25/13)	( I )		369,170	$300,000	369,170
			8,393,545		908,444

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 7.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (22) – 7.9% of net assets at value (Cont.)

TARA Biosystems, Inc. (5)(8)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock (acquired 8/20/14)	(M)		$20	2,000,000	$20
Secured Convertible Bridge Note, 8%, (acquired 8/20/14)	(M)		333,516	$300,000	500,274
Secured Convertible Bridge Note, 8%, (acquired 5/18/15)	(M)		209,995	$200,000	314,992
Secured Convertible Bridge Note, 8%, acquired 12/1/15	(M)		1,208,153	$1,200,000	1,208,153
			1,751,684		2,023,439

Total Controlled Private Placement Portfolio (cost: $23,205,336)					$7,010,534

Total Investments in Controlled Affiliated Companies (cost: $23,205,336)					$7,010,534

Total Private Placement and Publicly Traded Portfolio (cost: $116,896,172)					$76,986,968

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Equity Method Investments (25) – 0.2% of net assets at value

Private Placement Portfolio (Illiquid) (25) – 0.2% of net assets at value

Accelerator IV-New York Corporation (8)(9)(26)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock (acquired 7/21/14-1/30/15)	(E)		$165,936	478,227	$165,936

Total Equity Method Investments (cost: $165,936)					$165,936

Total Investments (cost: $117,062,108)					$77,152,904

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 148 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors and computing. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including precision health and precision medicine, biotechnology, agriculture, advanced materials and chemicals, health care, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company, including control of a majority of the seats on the board of directors, or more than 25 percent of the seats on the board of directors, with no other entity or person in control of more director seats than us. Among our controlled affiliated companies, ProMuc, Inc., was 100 percent owned by us at December 31, 2015.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $18,857,235. The gross unrealized appreciation based on the tax cost for these securities is $10,390. The gross unrealized depreciation based on the tax cost for these securities is $13,491,153.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility with Orix Corporate Capital, Inc.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $781,863. The gross unrealized appreciation based on the tax cost for these securities is $2,580,188. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,623,029. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $665,485.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	On July 21, 2015, Bridgelux, Inc., signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction is subject to customary regulatory approvals.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

(11)	In February of 2016, Cambrios Technologies Corporation ceased operations and began liquidation of its assets through a general assignment for the benefit of creditors.

(12)	We received our shares of Magic Leap, Inc., as part of the consideration paid for one of our portfolio companies in an acquisition during the second quarter of 2015. A total of 4,394 shares of our 29,291 shares of Magic Leap are held in escrow to satisfy indemnity claims through May 1, 2016.

(13)	Initial investment was made in 2015.

(14)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $49,262,921. The gross unrealized appreciation based on the tax cost for these securities is $10,504,995. The gross unrealized depreciation based on the tax cost for these securities is $17,858,654.

(15)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(16)	Produced Water Absorbents, Inc., also does business as ProSep, Inc.

(17)	In March of 2015, Ultora, Inc., ceased operations and began liquidation of its assets through a general assignment for the benefit of creditors.

(18)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $23,165,788. The gross unrealized appreciation based on the tax cost for these securities is $2,163,265. The gross unrealized depreciation based on the tax cost for these securities is $6,957,948.

(19)	As of December 31, 2015, the Company's shares of Adesto Technologies Corporation were subject to a lock-up agreement that restricts our ability to trade these securities. A total of 200,000 shares are not qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(20)	As of December 31, 2015, a portion of the Company's shares and warrants of Enumeral Biomedical Holdings, Inc., were subject to a lock-up agreement that restricts our ability to trade these securities. The lock-up period on our securities of Enumeral Biomedical Holdings expired on January 31, 2016. A portion of our shares were held in escrow as of the end of 2015. This escrow period expired with no claims against the escrowed shares.

(21)	The Company's shares of OpGen, Inc., became freely tradeable on November 2, 2015. A total of 300,833 shares and 300,833 warrants are not qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(22)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $23,205,336. The gross unrealized appreciation based on the tax cost for these securities is $271,755. The gross unrealized depreciation based on the tax cost for these securities is $16,466,557.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

(23)	On August 4, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc. Our security holdings of SiOnyx converted into securities of Black Silicon Holdings. SiOnyx was then acquired by an undisclosed buyer. Black Silicon Holdings owns a profit interest in the undisclosed buyer.

(24)	On August 19, 2015, UberSeq, Inc., changed its name to NGX Bio, Inc.

(25)	The aggregate cost for federal income tax purposes of investments in privately held equity method investments is $165,936. Under the equity method, investments are carried at cost, plus or minus the Company's equity in the increases and decreases in the investee's net assets after the date of acquisition and certain other adjustments.

(26)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 11. Commitments and Contingencies."

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value

Bridgelux, Inc. (5)(8)(9)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock	(M)		$1,000,000	1,861,504	$607,692
Series C Convertible Preferred Stock	(M)		1,352,196	2,130,699	826,294
Series D Convertible Preferred Stock	(M)		1,371,622	999,999	787,915
Series E Convertible Preferred Stock	(M)		672,599	440,334	724,344
Series E-1 Convertible Preferred Stock	(M)		386,073	399,579	499,686
Warrants for Series C Convertible Preferred Stock expiring 8/31/15	( I )		168,270	163,900	32,815
Warrants for Series D Convertible Preferred Stock expiring 8/31/15	( I )		128,543	166,665	35,139
Warrants for Series E Convertible Preferred Stock expiring 12/31/17	( I )		93,969	170,823	36,448
Warrants for Common Stock expiring 6/1/16	( I )		72,668	132,100	6,562
Warrants for Common Stock expiring 8/9/18	( I )		148,409	171,183	29,966
Warrants for Common Stock expiring 10/21/18	( I )		18,816	84,846	4,215
			5,413,165		3,591,076

Cambrios Technologies Corporation (5)(8)(9)		Electronics
Developing nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock	( I )		1,294,025	1,294,025	41,829
Series C Convertible Preferred Stock	( I )		1,300,000	1,300,000	42,022
Series D Convertible Preferred Stock	( I )		515,756	515,756	358,416
Series D-2 Convertible Preferred Stock	( I )		92,400	92,400	32,361
Series D-4 Convertible Preferred Stock	( I )		216,168	216,168	75,708
			3,418,349		550,336

Cobalt Technologies, Inc. (5)(8)(9)(10)		Energy
Developing processes for making bio- butanol through biomass fermentation
Series C-1 Convertible Preferred Stock	(M)		749,998	352,112	0
Series D-1 Convertible Preferred Stock	(M)		122,070	48,828	0
Series E-1 Convertible Preferred Stock	(M)		114,938	46,089	0
Warrants for Series E-1 Pref. Stock expiring on 10/9/22	( I )		2,781	1,407	0
Warrants for Series E-1 Pref. Stock expiring on 3/11/23	( I )		5,355	2,707	0
			995,142		0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

GEO Semiconductor Inc. (5)(11)		Electronics
Developing programmable, high-performance video and geometry processing solutions
Loan and Security Agreement with GEO
Semiconductor relating to the following assets:
Warrants for Series A Pref. Stock expiring on 3/1/18	( I )		$7,512	10,000	$10,919
Warrants for Series A-1 Pref. Stock expiring on 6/29/18	( I )		7,546	10,000	12,010
			15,058		22,929

Mersana Therapeutics, Inc. (5)(8)(9)(12)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock	( I )		683,538	635,081	434,387
Common Stock	( I )		3,875,395	350,539	138,048
			4,558,933		572,435

Molecular Imprints, Inc. (5)(8)(9)(13)		Electronics
Manufacturing nanoimprint lithography capital equipment for non-semiconductor manufacturing markets
Series A Convertible Preferred Stock	(M)		928,884	928,884	928,884

Nanosys, Inc. (5)(8)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock	(M)		1,500,000	803,428	932,035
Series D Convertible Preferred Stock	(M)		3,000,003	1,016,950	2,530,003
Series E Convertible Preferred Stock	(M)		496,573	433,688	844,004
			4,996,576		4,306,042

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 16.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 12.6% of net assets at value (Cont.)

Nano Terra, Inc. (5)		Energy
Developing surface chemistry and nano- manufacturing solutions
Senior secured debt, 12.0%, maturing on 12/1/15	( I )		$349,966	$385,369	$383,180
Warrants for Series A-2 Pref. Stock expiring on 2/22/21	( I )		69,168	446,248	13
Warrants for Series C Pref. Stock expiring on 11/15/22	( I )		35,403	241,662	66,673
			454,537		449,866

Nantero, Inc. (5)(8)(9)		Electronics
Developing a high-density, nonvolatile, random access memory chip, enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		489,999	345,070	1,440,529
Series B Convertible Preferred Stock	( I )		323,000	207,051	871,532
Series C Convertible Preferred Stock	( I )		571,329	188,315	941,639
Series D Convertible Preferred Stock	( I )		139,075	35,569	179,638
			1,523,403		3,433,338

Total Unaffiliated Private Placement Portfolio (cost: $22,304,047)					$13,854,906

Rights to Milestone Payments (Illiquid) (6) – 2.9% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	( I )		$1,757,608	$1,757,608	$2,564,917

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc	( I )		0	$0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc	( I )		629,670	$629,670	628,948

Total Unaffiliated Rights to Milestone Payments (cost: $2,387,278)					$3,193,865

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (7) – 1.3% of net assets at value

Solazyme, Inc. (5)(9)		Energy
Developing algal biodiesel, industrial chemicals and specialty ingredients using synthetic biology
Common Stock	(M)		$118,099	50,000	$129,000

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development Common Stock	(M)		1,622,629	2,523,895	1,261,695
Warrants for Common Stock expiring 1/29/18	( I )		400	40,000	7,390
			1,623,029		1,269,085

Total Unaffiliated Publicly Traded Portfolio (cost: $1,741,128)					$1,398,085

Total Investments in Unaffiliated Companies (cost: $26,432,453)					$18,446,856

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for environmental remediation
Series A Convertible Preferred Stock	( I )		$435,000	390,000	$291,875
Series B Convertible Preferred Stock	( I )		1,217,644	1,037,751	1,255,717
			1,652,644		1,547,592

Accelerator IV-New York Corporation (8)(9)(15)(16)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock	( I )		216,012	216,012	51,627

Adesto Technologies Corporation (5)(8)(9)(17)		Electronics
Developing low-power, high-performance memory devices
Series A Convertible Preferred Stock	(H)		2,200,000	6,547,619	1,652,609
Series B Convertible Preferred Stock	(H)		2,200,000	5,952,381	1,527,457
Series C Convertible Preferred Stock	(H)		1,485,531	2,122,187	632,526
Series D Convertible Preferred Stock	(H)		1,393,147	1,466,470	612,462
Series D-1 Convertible Preferred Stock	(H)		703,740	987,706	356,159
Series E Convertible Preferred Stock	(H)		2,499,999	3,508,771	10,042,110
			10,482,417		14,823,323

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock	( I )		2,000,000	2,000,000	2,406,210
Series A-2 Convertible Preferred Stock	( I )		521,740	417,392	583,494
			2,521,740		2,989,704

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(18)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock	(H)		$1,002,074	1,144,869	$1,766,715
Series 1 Class C Convertible Preferred Stock	(H)		487,804	450,450	699,457
Series 1 Class D Convertible Preferred Stock	(H)		748,473	855,131	1,327,843
Series 1 Class E Convertible Preferred Stock	(H)		248,049	269,280	435,260
Series 1 Class F Convertible Preferred Stock	(H)		238,323	258,721	418,193
Series 1 Class H Convertible Preferred Stock	(H)		909,088	460,866	870,998
Series 2 Class D Convertible Preferred Stock	(H)		736,019	678,264	1,053,205
Series 2 Class E Convertible Preferred Stock	(H)		659,493	513,900	839,844
Series 2 Class F Convertible Preferred Stock	(H)		633,631	493,747	806,909
Warrants for Common Stock expiring 6/30/15	( I )		98,644	153,890	108,479
Warrants for Common Stock expiring 5/12/19	( I )		26,357	20,415	8,351
			5,787,955		8,335,254

EchoPixel, Inc. (5)(8)(9)		Life Sciences
Developing algorithms and software to improve visualization of data for life science and health care applications
Series Seed Convertible Preferred Stock	( I )		1,250,000	4,194,630	1,312,425

Ensemble Therapeutics Corporation (5)(8)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock	( I )		2,000,000	1,449,275	1,060,023
Series B-1 Convertible Preferred Stock	( I )		679,754	492,575	1,833,862
			2,679,754		2,893,885

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock	( I )		666,667	405,729	322,832
Series I Convertible Preferred Stock	( I )		5,709,835	2,266,894	4,482,097
Series II Convertible Preferred Stock	( I )		2,000,003	539,710	2,113,002
			8,376,505		6,917,931

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Laser Light Engines, Inc. (5)(8)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, acquired 10/7/11	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, acquired 11/17/11	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, acquired 12/21/11	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, acquired 3/5/12	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, acquired 7/26/12	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, acquired 4/29/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, acquired 7/22/13	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, acquired 10/30/13	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, acquired 2/5/14	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, acquired 6/24/14	(M)		13,745	$13,745	0
			6,542,881		0

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing service and diagnostic products through the use of a metabolomics, or biochemical, profiling platform
Series B Convertible Preferred Stock	(H)		2,500,000	371,739	2,781,374
Series B-1 Convertible Preferred Stock	(H)		706,214	148,696	1,158,654
Series C Convertible Preferred Stock	(H)		1,000,000	1,000,000	2,535,525
Series D Convertible Preferred Stock	(H)		1,499,999	835,882	2,179,624
Series E Convertible Preferred Stock	(H)		1,225,000	444,404	1,556,847
Warrants for Series B-1 Convertible Preferred Stock expiring 3/25/15	( I )		293,786	74,348	484,535
			7,224,999		10,696,559

OpGen, Inc. (8)(19)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Series A Convertible Preferred Stock	(H)		610,017	610,017	606,252
Common Stock	(H)		3,260,000	29,883	22,752
Secured Convertible Bridge Note, 8%, acquired 7/11/14	(H)		216,991	$209,020	273,908
Secured Convertible Bridge Note, 8%, acquired 10/16/14	(H)		254,278	$250,000	256,571
Secured Convertible Bridge Note, 8%, acquired 11/14/14	(H)		202,133	$200,000	203,633
Secured Convertible Bridge Note, 8%, acquired 12/29/14	(H)		100,067	$100,000	100,561
			4,643,486		1,463,677

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value
Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)		Energy
Developing nano-structured absorbent materials for environmental remediation of contaminated water in the oil and gas industries
Series A Convertible Preferred Stock	(M)		$1,000,000	1,000,000	$300,215
Series B Convertible Preferred Stock	(M)		1,496,865	5,987,460	2,188,272
Series B-2 Convertible Preferred Stock	(M)		1,015,427	4,322,709	1,579,844
Series B-3 Convertible Preferred Stock	(M)		978,641	3,914,564	1,430,677
Series C Convertible Preferred Stock	(M)		1,000,268	2,667,380	755,130
Subordinated Secured Debt, 12%, maturing on 6/30/15	(M)		979,253	$1,000,000	979,450
Warrants for Series B-2 Preferred Stock expiring upon liquidation event	( I )		65,250	300,000	44,014
			6,535,704		7,277,602

SiOnyx, Inc. (5)(8)		Electronics
Developing silicon-based optoelectronic products enabled by its proprietary Black Silicon
Series A Convertible Preferred Stock	( I )		750,000	233,499	0
Series A-1 Convertible Preferred Stock	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, acquired 1/31/14	( I )		1,281,125	$1,281,125	0
Secured Convertible Bridge Note, 8%, acquired 5/9/14	( I )		76,966	$93,976	0
Secured Convertible Bridge Note, 10%, acquired 12/12/14	( I )		69,382	$68,999	161,285
Warrants for Series B-1 Convertible Preferred Stock expiring 2/23/17	( I )		130,439	247,350	0
Warrants for Common Stock expiring 3/28/17	( I )		84,207	418,507	0
Warrants for Common Stock expiring 5/9/19	( I )		17,010	3,208	0
			8,085,006		161,285

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 61.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) – 53.3% of net assets at value (Cont.)

Ultora, Inc. (5)(8)		Energy
Developing energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock	( I )		$886,830	17,736	$0
Series B Convertible Preferred Stock	( I )		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, acquired 5/7/14	( I )		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, acquired 8/20/14	( I )		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, acquired 10/14/14	( I )		10,750	$10,750	0
			1,237,430		0

Total Non-Controlled Private Placement Portfolio (cost: $67,236,533)					$58,470,864

Publicly Traded Portfolio (20) – 7.7% of net assets at value

Enumeral Biomedical Holdings, Inc. (5)(21)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock	(M)		$4,993,357	7,966,368	$7,251,178
Warrants for Common Stock expiring 7/30/19	( I )		540,375	1,500,000	874,594
Warrants for Common Stock expiring 2/2/24	( I )		57,567	255,120	208,179
Options to Purchase Common Stock at $1.00 expiring 8/4/24	( I )		0	56,667	50,690
			5,591,299		8,384,641

Total Non-Controlled Publicly Traded Portfolio (cost: $5,591,299)					$8,384,641

Total Investments in Non-Controlled Affiliated Companies (cost: $72,827,832)					$66,855,505

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 4.1% of net assets at value

Private Placement Portfolio (Illiquid) (22) – 4.1% of net assets at value

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and health care markets
Common Stock	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, acquired 12/18/13	(M)		379,074	$350,000	379,074
Secured Convertible Bridge Note, 8%, acquired 8/13/14	(M)		103,090	$100,000	103,090
			482,165		482,165

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock	( I )		1,218,462	1,350,000	403,123
Series B-1 Convertible Preferred Stock	( I )		1,083,960	2,759,902	899,187
Series C Convertible Preferred Stock	( I )		608,287	811,049	609,349
Warrants for Series B Preferred Stock expiring 10/15/17	( I )		131,538	164,423	49,098
Warrants for Series B Preferred Stock expiring 4/24/18	( I )		20,000	25,000	7,465
			3,062,247		1,968,222

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock	( I )		4,855,627	4,855,627	0
Senior Secured Debt, 12.00%, maturing on 12/11/14	( I )		424,101	$500,000	820,119
Secured Convertible Bridge Note, 8%, acquired 1/23/13	( I )		406,417	$350,000	204,763
Secured Convertible Bridge Note, 8%, acquired 4/25/13	( I )		341,825	$300,000	172,220
			8,757,787		1,197,102

TARA Biosystems, Inc. (5)(8)(15)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock	(M)		20	2,000,000	20
Secured Convertible Bridge Note, 8%, acquired 8/20/14	(M)		308,811	$300,000	308,811
			308,831		308,831

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled
Affiliated Companies (3) –
4.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (22) –
4.1% of net assets at value (Cont.)

UberSeq, Inc. (5)(8)(9)(15)		Life Sciences
Developing translational genomics solutions Series Seed Convertible Preferred Stock	( I )		$500,000	500,000	$506,159

Total Controlled Private Placement Portfolio (cost: $13,111,030)					$4,462,479

Total Investments in Controlled Affiliated Companies (cost: $13,111,030)					$4,462,479

Total Private Placement and Publicly Traded Portfolio (cost: $112,371,315)					$89,764,840

Total Investments (cost: $112,371,315)					$89,764,840

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 148 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including biotechnology, agriculture, advanced materials and chemicals, health care, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $22,304,047. The gross unrealized appreciation based on the tax cost for these securities is $7,872. The gross unrealized depreciation based on the tax cost for these securities is $8,457,013.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $2,387,278. The gross unrealized appreciation based on the tax cost for these securities is $807,309. The gross unrealized depreciation based on the tax cost for these securities is $722.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,741,128. The gross unrealized appreciation based on the tax cost for these securities is $10,901. The gross unrealized depreciation based on the tax cost for these securities is $353,944.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	Cobalt Technologies, Inc., also does business as Cobalt Biofuels.

(11)	On March 11, 2015, we submitted notice to exercise our put option for our remaining warrants of GEO Semiconductor, Inc.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2014

(12)	With our investment in the Mersana Therapeutics, Inc., Series A-1 financing, we received a warrant to purchase 277,760 shares of Series A-2 Convertible Preferred Stock. The ability to exercise the warrant is contingent upon Mersana's achievement of certain milestones. Mersana has not achieved those milestones as of December 31, 2014, and, therefore, this warrant is a contingent asset as of that date. In January 2015, the holders of these warrants, including the Company, elected to cancel them owing to the milestones being impossible to achieve.

(13)	Upon the closing of Canon, Inc.'s acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business, a new spin-out company, which retained the name Molecular Imprints, Inc., was formed. These shares represent our investment in the new company.

(14)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $67,236,533. The gross unrealized appreciation based on the tax cost for these securities is $11,846,184. The gross unrealized depreciation based on the tax cost for these securities is $20,611,853.

(15)	Initial investment was made in 2014.

(16)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 11. Commitments and Contingencies."

(17)	Adesto Technologies Corporation's Series E shares have certain rights and preferences in a sale or IPO that are not ascribed to the other classes of stock.

(18)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 2. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(19)	On March 3, 2015, OpGen, Inc., filed a registration statement on Form S-1 to seek an IPO. There can be no assurances if or when such IPO will occur or if it will be successful.

(20)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $5,591,299. The gross unrealized appreciation based on the tax cost for these securities is $2,793,342. The gross unrealized depreciation based on the tax cost for these securities is $0.

(21)	The Company's shares of Enumeral Biomedical Holdings, Inc., are subject to restrictions on transfer, and we are also subject to a lock-up agreement that restricts our ability to trade these shares, exclusive of the general restriction on the transfer of unregistered securities. The lock-up period on our 7,966,368 shares of Enumeral Biomedical Holdings expires on January 31, 2016.

(22)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $13,111,030. The gross unrealized appreciation based on the tax cost for these securities is $6,159. The gross unrealized depreciation based on the tax cost for these securities is $8,654,710.

The accompanying notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. FOOTNOTE TO CONSOLIDATED SCHEDULE OF INVESTMENTS

VALUATION PROCEDURES

I.	Determination of Net Asset Value

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

The main approaches to measuring fair value utilized are the market approach, the income approach and the hybrid approach.

•	Market Approach (M): The market approach may use quantitative inputs such as prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities and the values of market multiples derived from a set of comparable companies. The market approach may also use qualitative inputs such as progress toward milestones, the long-term potential of the business, current and future financing requirements and the rights and preferences of certain securities versus those of other securities. The selection of the relevant inputs used to derive value under the market approach requires judgment considering factors specific to the significance and relevance of each input to deriving value.

•	Income Approach (I): The income approach uses valuation techniques to convert future amounts (for example, revenue, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Those valuation techniques include present value techniques; option-pricing models, such as the Black-Scholes-Merton formula (a closed-form model) and a binomial model (a lattice model), which incorporate present value techniques; and the multi-period excess earnings method, which is used to measure the fair value of certain assets.

•	Hybrid Approach (H): The hybrid approach uses elements of both the market approach and the income approach. The hybrid approach calculates values using the market and income approach, individually. The resulting values are then distributed among the share classes based on probability of exit outcomes.

ASC Topic 820 classifies the inputs used to measure fair value by these approaches into the following hierarchy:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based upon the best available information.

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

Equity-related securities, including options or warrants, are fair valued using the market, income or hybrid approaches. The following factors may be considered to fair value these types of securities:

▪	Readily available public market quotations;

▪	The cost of the Company’s investment;

▪	Transactions in a company's securities or unconditional firm offers by responsible parties as a factor in determining valuation;

▪	The financial condition and operating results of the company;

▪	The company's progress towards milestones;

▪	The long-term potential of the business and technology of the company;

▪	The values of similar securities issued by companies in similar businesses;

▪	Multiples to revenue, net income or EBITDA that similar securities issued by companies in similar businesses receive;

▪	Estimated time to exit;

▪	Volatility of similar securities in similar businesses;

▪	The proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws; and

▪	The rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

When the income approach is used to value warrants, the Company uses the Black-Scholes-Merton formula.

The Company values one investment using the equity method.

•	Equity Method (E): Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments.

B.	LONG-TERM FIXED-INCOME SECURITIES

1.	Readily Marketable. Long-term fixed-income securities for which market quotations are readily available are valued using the most recent bid quotations when available.

2.	Not Readily Marketable. Long-term fixed-income securities for which market quotations are not readily available are fair valued using the income approach. The factors that may be considered when valuing these types of securities by the income approach include:

•	Credit quality;

•	Interest rate analysis;

•	Quotations from broker-dealers;

•	Prices from independent pricing services that the Board believes are reasonably reliable; and

•	Reasonable price discovery procedures and data from other sources.

C.	SHORT-TERM FIXED-INCOME SECURITIES

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

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the years ended December 31, 2015, 2014 and 2013, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification 946. In accordance with GAAP and Regulation S-X, the Company may only consolidate its interests in investment company subsidiaries and controlled operating companies whose business consists of providing services to the Company. Our wholly owned subsidiary, Ventures, is a controlled operating company that provides services to us and is, therefore, consolidated. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts reported in “Net increases in unrealized depreciation on investments” have been reclassified from prior years. Amounts related to portfolio company investments were previously reported as a single amount and have been reclassified to present unrealized (depreciation) appreciation from unaffiliated companies, controlled affiliated companies, unaffiliated rights to milestone payments, non-controlled affiliated companies, publicly traded companies and other investments. There was no impact to the total amounts reported in any period.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of December 31, 2015, our financial statements include investments fair valued by the Board of Directors at $58,860,938 and one investment valued under the equity method at $165,936. The fair values and equity method value were determined in good faith by, or under the direction of, the Board of Directors. The fair value amount includes the values of our privately held investments as well as the securities of Champions Oncology, Inc., certain warrants, options and restricted securities of Enumeral Biomedical Holdings, Inc., and the warrants of OpGen, Inc., which are publicly traded companies. Our investment in Accelerator-New York IV is accounted for under the equity method of accounting as it represents a non-controlling interest in an operating entity that provides investment advisory services to the Company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in “Equity in earnings/(loss) from equity method investees” on the Company’s “Consolidated Statements of Operations.” Upon sale of investments, the values that are ultimately realized may be different from the fair value presented in the Company's financial statements. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At December 31, 2015, and December 31, 2014, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $2,900,232 and $2,564,917, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. On November 17, 2014, the Company received a payment of $2,070,955 owing to the achievement of the first milestone. On November 23, 2015, the Company received a payment of $2,070,955 owing to the achievement of the second milestone. If all the remaining milestones are met, we would receive $4,141,910. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At December 31, 2015, and December 31, 2014, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $461,819 and $628,948, respectively. On October 1, 2015, the Company received a payment of $795,567 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive an additional $938,926. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all. At December 31, 2015, and December 31, 2014, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0. If all the remaining milestones are met, we would receive approximately $400,000. There can be no assurance as to how much of this amount we will ultimately realize or when it will be realized, if at all.

Funds Held in Escrow from Sale of Investment. At December 31, 2015, and December 31, 2014, there were funds held in escrow fair valued at $311,137 and $306,802, respectively, relating to the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., that are expected to be released in April of 2016 and April of 2017, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $625,000 and realize a gain of $313,863. At December 31, 2015, and December 31, 2014, there were funds held in escrow fair valued at $63,428 and $0, respectively, relating to the sale of Molecular Imprints' non-semiconductor business to Magic Leap, Inc., that are expected to be released in May of 2016, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $126,972 and realize a gain of $63,544.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $180,089 and $219,729 at December 31, 2015, and December 31, 2014, respectively, representing cost, less accumulated depreciation of $445,476 and $399,373, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the years ended December 31, 2015, December 31, 2014, and December 31, 2013, the Company earned $193,689, $207,782, and $276,878, respectively, in interest on U.S. government securities, senior secured debt, participation agreements, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the years ended December 31, 2015, December 31, 2014, and December 31, 2013, the Company recorded, on a net basis, $444,417, $170,741, and $67,781, respectively, of bridge note interest. The total for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, included a partial write-off of previously accrued bridge note interest of $1,427, $77,268, and $218,213, respectively.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. During the years ended December 31, 2015, December 31, 2014, and December 31, 2013, total yield-enhancing fees accreted into investment income were $87,280, $52,610, and $46,243, respectively.

Rental Income From Sublease. During the year ended December 31, 2013, the Company earned $80,000 in rental income from the sublet of our office space at 420 Florence Street, Palo Alto, CA. This lease expired in August of 2013, and, accordingly, we had no rental income from the sublease in 2015 and 2014.

Fees for Providing Managerial Assistance to Portfolio Companies. During the years ended December 31, 2015, and December 31, 2014, the Company earned income of $191,609 and $86,667, respectively, owing to certain of its employees providing managerial assistance to certain portfolio companies. There was no such income for the year ended December 31, 2013.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. Previously recorded unrealized gains and losses on expired, exercised or closed options are reversed at the time of such transactions. At December 31, 2015, and December 31, 2014, the Company did not have shares covered by call option contracts.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. For the years ended December 31, 2015, 2014, and 2013, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 7. Stock-Based Compensation" for further discussion.

Rent expense. Our lease at 1450 Broadway, New York, New York, commenced on January 21, 2010. The lease expires on December 31, 2019. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. We apply these rent abatements, credits, escalations and landlord payments on a straight-line basis in the determination of rent expense over the lease term. Certain leasehold improvements were also paid for on our behalf by the landlord, the cost of which is accounted for as property and equipment and "Deferred rent" in the accompanying Consolidated Statements of Assets and Liabilities. These leasehold improvements are depreciated over the lease term. We also leased office space in California until December 31, 2015, and in North Carolina until December 31, 2014.

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

Securities Transactions. Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date). Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale and incurs the obligation to pay for the securities purchased or to deliver the securities sold.

Concentration of Credit Risk. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in depository accounts may exceed the Federal Deposit Insurance Corporation's insured limit and is subject to the credit risk of such institutions to the extent it exceeds such limit.

Concentration of Investor Risk. As of December 31, 2015, two investors, Granahan Investment Management and Ariel Investments, owned approximately 6.3 percent and 11.4 percent of our outstanding shares, respectively.

Recent Accounting Pronouncements. On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under the former accounting standards, such costs were recorded as an asset. On August 18, 2015, the FASB clarified that the guidance in ASU 2015-03 does not apply to line of credit arrangements. Accordingly, companies may continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. The new guidance in ASU 2015-03 was effective for the Company beginning January 1, 2016, and the impact on the Company’s Consolidated Financial Statements is still being evaluated.

On February 18, 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance was effective for the Company beginning January 1, 2016, and the impact on the Company’s Consolidated Financial Statements is still being evaluated.

On May 28, 2014, the FASB and the International Accounting Standards Board ("IASB") issued their final converged standard on revenue recognition. The standard, issued as ASU 2014-09, "Revenue from Contracts with Customers" by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. ASU 2014-09 was to be effective for the Company beginning January 1, 2017. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is now expected to be effective for the Company beginning January 1, 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

In August of 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern." This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of December 31, 2015, and December 31, 2014, our largest 10 investments by value accounted for approximately 79 percent and 82 percent, respectively, of the value of our equity-focused portfolio. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and HZO, Inc., accounted for approximately 19 percent, 18 percent and 10 percent, respectively, of our equity-focused portfolio at December 31, 2015. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and Enumeral Biomedical Holdings, Inc., accounted for approximately 17 percent, 12 percent and 10 percent, respectively, of our equity-focused portfolio at December 31, 2014. Metabolon and HZO are privately held portfolio companies. Adesto Technologies and Enumeral Biomedical Holdings are publicly traded portfolio companies.

Approximately 75 percent of the portion of our equity-focused portfolio that was fair valued was comprised of securities of 25 privately held companies, the securities of publicly traded Champions Oncology, Inc., the warrants of OpGen, Inc., and certain warrants and restricted securities of Enumeral Biomedical Holdings, Inc. Approximately 0.2 percent of the portion of our equity-focused portfolio that was valued according to the equity method was comprised of one privately held company. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease (increase) in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

NOTE 4. DEBT

The Company has a $20 million Loan Facility with Orix Corporate Capital, Inc., which may be used to fund investments in portfolio companies. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently pays interest in cash on its outstanding borrowings. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities).

At December 31, 2015, and December 31, 2014, the Company had outstanding debt of $5,000,000 and $0, respectively. The weighted average annualized interest rate for the year ended December 31, 2015, was 10 percent, exclusive of amortization of closing fees and other expenses. We had no debt outstanding during 2014, and, therefore, there was no applicable interest rate for that period. The weighted average debt outstanding for the years ended December 31, 2015, and December 31, 2014, was $5,000,000 and $0, respectively. The remaining capacity under the Loan Facility was $15,000,000 at December 31, 2015. Unamortized fees and expenses of $306,040 and $480,921 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of December 31, 2015, and December 31, 2014, respectively. These amounts are amortized over the term of the Loan Facility, and $174,880, $174,880 and $44,199 was amortized in the years ended December 31, 2015, 2014 and 2013, respectively. The Company paid $164,583, $202,778 and $51,111 in non-utilization fees during the years ended December 31, 2015, 2014 and 2013, respectively. The Company paid $381,944, $0 and $0 in interest expense for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, the Company paid a $50,000 utilization fee associated with a drawdown of the Loan Facility. At December 31, 2015, the Company was in compliance with all covenants required by the Loan Facility.

On September 30, 2013, the Company terminated the $10,000,000 Revolving Loan Agreement by and between the Company and TD Bank, N.A., dated February 24, 2011. At the date of termination, there was no principal outstanding under this credit facility, and no termination fees were incurred in connection with ending this credit facility. During the year ended December 31, 2013, the Company amortized $9,736 related to the TD Bank credit facility. During the year ended December 31, 2013, the Company paid $11,375 in non-utilization fees related to the TD Bank credit facility.

NOTE 5. FAIR VALUE OF INVESTMENTS

At December 31, 2015, our financial assets valued at fair value were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	December 31, 2015	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:

Preferred Stock	$48,568,205	$0	$0	$48,568,205
Bridge Notes	4,275,728	0	0	4,275,728
Warrants	480,025	0	0	480,025
Rights to Milestone Payments	3,362,051	0	0	3,362,051
Common Stock	639,786	0	0	639,786
Subordinated Secured Debt	560,538	0	0	560,538
Options	54	0	0	54

Publicly Traded Portfolio Companies:

Common Stock	$19,100,581	$18,126,030	$944,819	$29,732

Total Investments:	$76,986,968	$18,126,030	$944,819	$57,916,119

Funds Held in Escrow From Sales of Investments:	$374,565	$0	$0	$374,565

Total Financial Assets:	$77,361,533	$18,126,030	$944,819	$58,290,684

Financial Instruments Disclosed, but not Carried, at Fair Value

The following table presents the carrying value and the fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2015, and the level of each financial liability within the fair value hierarchy:

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

	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

			Private Offering Price	$1.08 - $2.17 ($2.07)
			Volatility	48.8% - 131.2% (56.5%)
Preferred Stock	$7,648,727	Hybrid Approach	Time to Exit	1.25 - 1.5 Years (1.48)

			Private Offering Price	$0.02 - $23.03 ($2.65)
			Non-Performance Risk	0% - 48% (4.4%)
			Volatility	0% - 112.8% (68.4%)
Preferred Stock	22,784,347	Income Approach	Time to Exit	1.0 - 5.0 Years (2.8)

			Volatility	0% - 54.1% (45.5%)
			Revenue Multiples	0 - 5.9 (4.76)
			Time to Exit	0.2 - 2 Years (1. 2)
Preferred Stock	18,135,131	Market Approach	Discount for Lack of Marketability	0% - 16.7% (12.9%)

Bridge Notes	1,124,714	Income Approach	Private Offering Price	$1.00 ($1.00)

Bridge Notes	3,151,014	Market Approach	Private Offering Price	$0.56 - $1.00 ($0.98)

			Private Offering Price	$1.08 ($1.08)
			Volatility	131.2% (131.2%)
Common Stock	309,963	Hybrid Approach	Time to Exit	1.25 Years (1.25)

				$0 - $3.71 ($3.71)
			Volatility	50.8% (50.8%)
Common Stock	329,802	Income Approach	Time to Exit	3 Years (3)

Common Stock	21	Market Approach	Private Offering Price	$0.0001 - $0.001 ($0.0001)

Warrants	101,431	Market Approach	Volume Weighted Average Price	0.34 (0.34)

			Stock Price	$0.21 - $3.88 ($1.04)
			Volatility	48.8% - 101.9% (64%)
Warrants	378,594	Income Approach	Expected Term	0.03 - 9.14 Years (3.34)

Cont'd
	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

		Probability Weighted	Probability of Achieving Independent Milestones	25% - 100% (58%)
Rights to Milestone Payments	3,362,051	Discounted Cash Flow	Probability of Achieving Dependent Milestones	0% - 75% (36%)

Subordinated Secured Debt	560,538	Market Approach	Market Price	0.56 (0.56)

Funds Held in Escrow From Sales of Investments	374,565	Market Approach	Escrow Discount	50% (50%)

			Stock Price	$0.23 ($0.23)
			Volatility	79% (79%)
Options	54	Income Approach	Expected Term	0.58 Years (0.58)

OTC Traded Common Stock	29,732	Market Approach	Stock Price	$0.23 ($0.23)

Total	$58,290,684

(a)	Weighted average based on fair value at December 31, 2015.

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

Subordinated Secured Debt and Senior Secured Debt

We invest in venture debt investments through subordinated secured debt and senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment. Historically, we also invested in venture debt through participation agreements. As of December 31, 2014, the amounts held in participation agreements consisted solely of warrants. These warrants were valued using the Black-Scholes-Merton pricing model as discussed in "Warrants and Options." The participation agreements were sold in 2015.

The following chart shows the components of change in the financial assets categorized as Level 3 for the year ended December 31, 2015.

Beginning Balance 1/1/2015	Total Realized Gains (Losses) Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 12/31/2015	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Gains or
Losses Relating to
Assets Still Held at
									the Reporting Date

Preferred Stock	$70,969,603	$2,364,827	[7]	$(15,054,684)[1,3]	$(9,744,679)	$5,566,984	$(5,533,846)	$48,568,205	$(8,821,750)

Bridge Notes	2,163,916	1,790,891	[5]	(1,630,121)[2]	(4,488)	4,384,732	(2,429,202)	4,275,728	(1,270,676)

Common Stock	535,280	0		(74,379)[2]	178,885	0	0	639,786	178,885

Warrants	2,026,864	(920,093)[8]		0	(875,095)	272,349	(24,000)	480,025	(1,135,291)

Rights to Milestone Payments	3,193,865	1,261,108	[5]	0	1,773,600	0	(2,866,522)	3,362,051	1,773,600

Senior Secured Debt	1,203,299	35,403	[5]	0	(429,232)	75,899	(885,369)	0	0

Subordinated Secured Debt	979,450	0		0	(430,293)	11,381	0	560,538	(430,293)

Funds Held in Escrow From Sales of Investments	306,802	(59,209)[6]		126,972 [1]	0	0	0	374,565	0

Options	50,690	0		0	(50,636)	0	0	54	(50,636)

OTC Traded Common Stock	7,251,178	0		(8,020,281)[4]	(83,817)	882,652	0	29,732	(83,817)

Total	$88,680,947	$4,472,927		$(24,652,493)	$(9,665,755)	$11,193,997	$(11,738,939)	$58,290,684	$(9,839,978)

1 There was a $126,972 transfer from "Preferred Stock" into "Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc.

2 Represents gross transfers.

3 Represents gross transfers out of $15,556,547, net of gross transfers in of $501,863.

4 Represents gross transfers out of $8,894,891, net of gross transfers in of $874,610.

5 Represents a gross realized gain.

6 Represents gross realized losses of $63,544, net of gross realized gains of $4,335.

7 Represents gross realized gains of $3,351,834, net of gross realized losses of $987,007.

8 Represents gross realized losses of $929,035, net of gross realized gains of $8,942.

For the year ended December 31, 2015, there were transfers out of Level 3 investments totaling $24,652,493. Our shares of Accelerator IV-New York Corporation transferred from a Level 3 investment owing to its qualification as an equity method investment. A total of 1,769,868 of our shares of Adesto Technologies Corporation, 7,837,041 of our shares of Enumeral Biomedical Holdings, Inc., and 1,409,796 of our shares of OpGen, Inc., transferred from Level 3 investments to Level 1 investments owing to the use of their unadjusted closing share price on their respective stock exchanges on December 31, 2015, to derive their value. Our shares of Champions Oncology, Inc., transferred from a Level 1 investment to a Level 2 investment owing to the fact that the shares did not trade in an active market at December 31, 2015.

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

	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Preferred Stock	$33,860,023	Hybrid Approach	Private Offering Price Volatility Time to Exit Discount for Lack of Marketability	$0.71 - 2.90 ($1.66) 46.6% - 58.8% (49.4%) 0.33 - 2 Years (1.12) 0% - 16% (7%)

Preferred Stock	22,174,585	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0 - $5.97 ($2.60) 0% - 50% (1.2%) 51.4% - 94.4% (62%) 2 - 4.5 Years (2.8)

Preferred Stock	14,934,995	Market Approach	Private Offering Price Non-Performance Risk Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	$0 - $1.75 ($1.03) 0% (0%) 33.90% - 64.2% (47%) 2.2 - 4.6 (3.5) 2 - 4.5 Years (2.2) 0% - 21% (10%)

Bridge Notes	834,673	Hybrid Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$1.00 ($1.00) 0% (0%) 58.8% (58.8%) 0.33 Years (0.33)

Bridge Notes	376,983	Income Approach	Private Offering Price Non-Performance Risk	$1.00 ($1.00) 0% (0%)

Bridge Notes	952,260	Market Approach	Private Offering Price Non-Performance Risk	$1.00 ($1.00) 0% (0%)

Common Stock	22,752	Hybrid Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$1.00 ($1.00) 0% (0%) 58.8% (58.8%) 0.33 Years (0.33)

Common Stock	512,507	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$1.00 - $3.71 ($2.72) 0% (0%) 52.7% - 94.4% (65%) 3 Years (3)

Common Stock	21	Market Approach	Private Offering Price Non-Performance Risk	$0.0001 - $0.001 ($0.0001) 0% (0%)

Warrants	2,026,864	Income Approach	Private Offering Price Volatility Expected Term	$0.30 - 2.66 ($1.46) 33.9% - 107% (73.1%) 0.23 - 9.10 Years (3.5)

Cont'd

	Fair Value at December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Rights to Milestone Payments	3,193,865	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 80% (45%) 0% - 75% (24%)

Subordinated Secured Debt	979,450	Income Approach	Effective Yield	17.8% (17.8%)

Senior Secured Debt	1,203,299	Income Approach	Effective Yield	0 - 15.8% (5.0%)

Funds Held in Escrow From Sales of Investments	306,802	Market Approach	Escrow Discounts	50% (50%)

Options	50,690	Income Approach	Stock Price Volatility Expected Term	$1.05 ($1.05) 88.9% (88.9%) 9.6 Years (9.6)

OTC Traded Common Stock	7,251,178	Market Approach	Volatility of Public Comparables Discount for Lack of Marketability Escrow Discounts	0% - 88.9% (68.7%) 0% - 16.4% (12.7%) 0% - 50% (0.4%)

Total	$88,680,947

(a)	Weighted average based on fair value at December 31, 2014.

The following chart shows the components of change in the financial assets categorized as Level 3 for the year ended December 31, 2014.

Beginning Balance 1/1/2014	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 12/31/2014	Amount of Total
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

NOTE 6. DERIVATIVES

At December 31, 2015, and December 31, 2014, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $2,900,232 and $2,564,917 as of December 31, 2015, and December 31, 2014, respectively. At December 31, 2015, and December 31, 2014, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of December 31, 2015, and December 31, 2014. At December 31, 2015, and December 31, 2014, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $461,819 and $628,948 as of December 31, 2015, and December 31, 2014, respectively. These milestone payments are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at December 31, 2015, and the effect of derivatives held during the year ended December 31, 2015, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,900,232	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$461,819	—	—

Statements of Operations

for the Year Ended

December 31, 2015:

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized Appreciation

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$862,346	$1,543,924

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$398,762	$229,676

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

During the year ended December 31 2014, the Company had written covered call options on its holdings of one of its publicly traded portfolio companies in exchange for the receipt of a premium. The option provides the holder the right, but not the obligation, to purchase the shares on which the option is held at a specified price over a specified future period. The call options were sold at a strike price above the market price on the date of the sale allowing the Company to receive potential appreciation in addition to the premium.

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

Under the Stock Plan, a maximum of 20 percent (6,200,120 shares) of our total shares of common stock issued and outstanding as of the 2012 Annual Meeting date, calculated on a fully diluted basis (31,000,601 shares), were available for awards under the Stock Plan. Under the Stock Plan, no more than 50 percent of the shares of stock reserved for the grant of the awards under the Stock Plan (up to an aggregate of 3,100,060 shares) may be restricted stock awards at any time during the term of the Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year. Although the Stock Plan permits us to continue to grant stock options, our Board of Directors has discontinued further grants of stock options. As of December 31, 2015, 1,062,329 shares of restricted stock, or 3.4 percent, of the 31,000,601 total shares outstanding as of the effective date of the Stock Plan were outstanding. As of December 31, 2015, 1,402,912 options, or 4.5 percent, of the 31,000,601 total shares outstanding as of the effective date of the Stock Plan were outstanding, of which 1,128,261, or 80.4 percent, of all options outstanding were held in the estate of Charles E. Harris.

The Stock Plan will expire on June 7, 2022. The expiration of the Stock Plan will not by itself adversely affect the rights of plan participants under awards that are outstanding at the time the Stock Plan expires.

Stock Option Awards

During the years ended December 31, 2015, 2014 and 2013, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. The Compensation Committee does not plan to grant new stock options to employees.

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, the Company recognized $0, $92,758, and $215,394, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options. As of December 31, 2015, and December 31, 2014, the stock options outstanding were fully vested and, therefore, fully expensed.

No options were exercised during the years ended December 31, 2015, December 31, 2014, and December 31, 2013. Upon exercise, shares would be issued from our previously authorized but unissued shares.

A summary of the changes in outstanding stock options for the year ended December 31, 2015, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value
Options Outstanding at January 1, 2015	1,423,912	$9.77	$6.28	1.68	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	(21,000)	4.80	2.21	0

Options Outstanding and Exercisable at December 31, 2015	1,402,912	$9.85	$6.34	0.70	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $2.20 on December 31, 2015, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on December 31, 2015.

At December 31, 2015, and December 31, 2014, there were no unvested options. The grant date fair value of options vested during the year ended December 31, 2014, was $189,743. During the year ended December 31, 2014, a total of 25,445 options vested having a weighted average grant date fair value of $7.46.

Restricted Stock

On June 11, 2012, the Compensation Committee granted the employees a total of 1,780,000 shares of restricted stock. A total of 1,068,000 awards (60 percent) vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. The remaining 712,000 of these shares (40 percent) have vesting dates ranging from December 31, 2012, through June 30, 2017, based on the employee's continued service to the Company. On March 6, 2014, the Compensation Committee granted 26,360 shares of restricted stock to a new employee under service terms and volume weighted market price conditions matching those of the June 11, 2012, employee grant. Pursuant to the Exemptive Order, non-employee directors receive up to 2,000 shares of restricted stock annually, which vest pro rata over a three-year period from the date of the grant. On May 2, 2013, 12,000 shares of restricted stock were granted to the non-employee directors. On May 1, 2014, an additional 14,000 shares of restricted stock were granted to the non-employee directors. On June 5, 2015, an additional 10,000 shares of restricted stock were granted to the non-employee directors.

The compensation expense for the service-based award is determined by the market price of our stock at the date of grant applied to the total number of shares we anticipate to fully vest. The market price for the March 6, 2014, employee service-based award was $3.05. The market price for the May 1, 2014, grant to the non-employee directors was $3.60. The market price for the June 5, 2015, grant to the non-employee directors was $2.72.

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

For the year ended December 31, 2015, we recognized $798,965 of compensation expense related to restricted stock awards. As of December 31, 2015, there was unrecognized compensation cost of $1,074,141 related to restricted stock awards. This cost is expected to be recognized over a remaining weighted average period of approximately 1.0 year.

Non-vested restricted stock awards as of December 31, 2015, and changes during the year ended December 31, 2015, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2015	1,165,495	$2.73

Granted	10,000	2.72

Vested based on service	(73,992)	3.38

Shares withheld related to net share settlement of restricted stock	(35,175)	3.37

Forfeited	(3,999)	3.44

Outstanding at December 31, 2015	1,062,329	$2.66

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

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. During 2015, 109,167 restricted stock awards vested, of which 100,500 restricted stock awards were net settled by withholding 35,175 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $86,914 to the appropriate tax authorities. During 2014, 124,004 restricted stock awards vested, of which 116,000 restricted stock awards were net settled by withholding 40,600 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $124,751 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 8. DISTRIBUTABLE EARNINGS

As of December 31, 2015, December 31, 2014, and December 31, 2013, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

The Company did not declare dividends for the years ended December 31, 2015, 2014 or 2013.

NOTE 9. EMPLOYEE BENEFITS

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees. Matching contributions to the plan are at the discretion of the Compensation Committee. For the year ended December 31, 2015, the Compensation Committee approved a 100 percent match, which amounted to $180,690. The 401(k) Company match for the years ended December 31, 2014, and December 31, 2013, was $216,420 and $219,600, respectively.

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

Our accumulated postretirement benefit obligation was re-measured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During the years ended December 31, 2015, December 31, 2014, and December 31, 2013, a total of $208,983, $208,983 and $174,152, respectively, was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations. All of the amounts reported in the Consolidated Statements of Comprehensive Income (Loss) relate to the plan amendment.

The plan is unfunded and has no assets. The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

	2015	2014

Accumulated Postretirement Benefit Obligation at Beginning of Year	$1,042,730	$897,923

Service Cost	25,362	41,433

Interest Cost	39,186	42,075

Actuarial Loss (Gain)	(94,174)	84,245

Benefits Paid	(21,675)	(22,946)

Accumulated Postretirement Benefit Obligation at End of Year	$991,429	$1,042,730

In accounting for the plan, the assumption made for the discount rate was 4.15 percent and 3.83 percent for the years ended December 31, 2015, and 2014, respectively. The assumed health care cost trend rates in 2015 were eight percent grading to five percent over six years for medical and five percent per year for dental. The assumed health care cost trend rates in 2014 were eight percent grading to five percent over six years for medical and five percent per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates

Aggregated Service and Interest Cost	$57,921	$64,548	$72,645

Accumulated Postretirement Benefit Obligation	$889,958	$991,429	$1,113,489

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the prior service cost and actuarial gains/losses over the average remaining service period of employees expected to receive plan benefits. The following is the net periodic postretirement benefit cost for the years ended December 31, 2015, 2014, and 2013:

179

	2015	2014	2013

Service Cost	$25,362	$41,433	$69,277

Interest Cost on Accumulated Postretirement Benefit Obligation	39,186	42,075	43,033

Amortization of Prior Service Cost	(208,983)	(208,983)	(174,152)

Amortization of Net (Gain)/Loss	17,077	11,833	10,496

Net Periodic Post Retirement Benefit Cost	$(127,358)	$(113,642)	$(51,346)

A total of $208,983 in accumulated other comprehensive income is expected to be recognized as a component of net periodic post retirement benefit cost in 2016.

The Company estimates the following benefits to be paid in each of the following years:

2016	$21,778
2017	$24,917
2018	$28,791
2019	$33,596
2020	$38,875
2021 through 2025	$269,732

For the year ended December 31, 2015, net unrecognized actuarial gains, which resulted primarily from an increase in the discount rate, increased by $111,251, which represents $94,174 of actuarial gains arising during the year and a reclassification adjustment of $17,077 that increased the net periodic benefit cost for the year.

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

Executive Mandatory Retirement Benefit Plan

On May 5, 2011, the Board of Directors of Harris & Harris Group, Inc., terminated the Amended and Restated Executive Mandatory Retirement Benefit Plan. The plan was adopted in 2003 in order to begin planning for eventual management succession for individuals who are employed by us in a bona fide executive or high policy-making position. The plan provided benefits required by age discrimination laws as a result of the Company’s policy of mandatory retirement when such individuals attained the age of 65. Our former President accrued benefits under this plan prior to his retirement, and the termination of this plan has no impact on his accrued benefits. At December 31, 2015, and 2014, we had $210,718 and $224,883, respectively, accrued for benefits for this former employee under the plan, which is included in "Post retirement plan liabilities" on the Consolidated Statements of Assets and Liabilities.

NOTE 10. INCOME TAXES

In the case of a RIC that furnishes capital to development corporations, there is an exception to certain of the rules relating to the diversification of investments required to qualify for RIC treatment. This exception is available only to registered investment companies that the SEC determines to be principally engaged in the furnishing of capital to other corporations that are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). We have received SEC Certification since 1999, including for 2014, but it is possible that we may not receive SEC Certification in future years. We intend to apply for certification for 2015.

We filed for the 1999 tax year to elect treatment as a RIC under Subchapter M of the Code and qualified for the same treatment for the years 2000 through 2014. We believe that the Company met the requirements for RIC status for 2015, assuming we receive SEC certification for 2015. However, there can be no assurance that we will qualify as a RIC for 2015 or subsequent years.

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

For federal tax purposes, the Company’s 2012 through 2015 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2011 through 2015 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

During 2015, the Company recorded a consolidated expense of $2,148 in federal, state and local income taxes. At December 31, 2015, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of Ventures, which is taxed as a C Corporation. For the years ended December 31, 2015, 2014, and 2013, our income tax expense for Ventures was $1,125, $16,968, and $27,053, respectively.

Tax expense included in the Consolidated Statement of Operations consists of the following:

	2015	2014	2013

Current	$2,148	$17,896	$27,994

Total income tax expense	$2,148	$17,896	$27,994

The Company realized short- and long-term gains of $4,533,848 and $15,648,618 in 2015 and 2013, respectively. The Company realized short- and long-term capital losses of $5,899,525 in 2014. The Company offsets these gains with capital loss carryforwards and neither owed federal income taxes on the gains nor was required to distribute any portion of the gains to shareholders.

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

As of December 31, 2015, we had post-enactment loss carryforwards under the provisions of the Act of $612,621 short term and $674,631 long term. Post-enactment losses have no expiration date. As of December 31, 2015, we had pre-enactment loss carryforwards totaling $3,875,967, expiring in 2018. We had post-October losses of $89,327.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the year ended December 31, 2015, $262,215 in capital related to the operating commitment and $1,132,950 in capital related to the investment commitment was called. As of December 31, 2015, the Company had remaining unfunded commitments of $188,440 and $2,200,383, or approximately 28.3 percent and 66.0 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Total rent expense for all of our office space, including rent on expired leases, was $301,828 in 2015; $299,048 in 2014; and $376,360 in 2013. Aggregate future minimum lease payments in each of the following years are: 2016 - $287,690; 2017 - $294,882; 2018 - $302,254; and 2019 - $309,811.

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the boards of directors or as officers of portfolio companies. At December 31, 2015, and 2014, we believed our estimated exposure was minimal, and accordingly we have no liability recorded.

NOTE 12. SHARE REPURCHASE PROGRAM

On August 6, 2015, our Board of Directors authorized a repurchase of up $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at December 31, 2015. The total dollar amount of shares repurchased in this period was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. The six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period. As of March 14, 2016, no additional repurchases have occurred, leaving a maximum of $2.5 million available for future repurchases.

NOTE 13. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net decreases in net assets resulting from operations for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013

Numerator for decrease in net assets per share resulting from operations	$(20,245,830)	$(13,570,420)	$(7,788,958)

Denominator for basic weighted average shares	31,174,758	31,222,877	31,138,716

Basic net decrease in net assets per share resulting from operations	$(0.65)	$(0.43)	$(0.25)

Denominator for diluted weighted average shares	31,174,758	31,222,877	31,138,716

Diluted net decrease in net assets per share resulting from operations[1]	$(0.65)	$(0.43)	$(0.25)

Anti-dilutive shares by type:

Stock options	1,402,912	1,423,912	1,425,372
Restricted stock	169,329	268,705	436,518

Total anti-dilutive shares	1,572,241	1,692,617	1,861,890

1A total of 893,000, 893,000, and 1,068,000 market-based shares of restricted stock were outstanding at December 31, 2015, December 31, 2014, and December 31, 2013. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the years ended December 31, 2015, 2014 and 2013, the calculation of net decrease in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 14. RELATED PARTY TRANSACTIONS

As a BDC, we provide managerial assistance to our portfolio companies. In certain cases, we receive fees for providing such assistance. During the years ended December 31, 2015, and 2014, we received fees totaling $191,609 and $86,667, respectively. During the year ended December 31, 2013, we did not receive any fees for managerial assistance.

NOTE 15. SUBSEQUENT EVENTS

On January 10, 2016, the Company exercised a warrant to purchase 166,667 shares of NGX Bio, Inc., a privately held portfolio company, for the total purchase price of $1.67.

On January 15, 2016, the Company made a $250,000 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

On January 20, 2016, the Company made a $100,000 follow-on investment in ABSMaterials, Inc., a privately held portfolio company.

On January 22, 2016, the Company made a $500,000 follow-on investment in EchoPixel, Inc., a privately held portfolio company.

On January 29, 2016, the Company made a $103,680 follow-on investment in Accelerator IV-New York Corporation, a privately held portfolio company. This investment was made pursuant to our operating commitment of which $84,760 remains unfunded. We continue to have an unfunded investment commitment of $2,200,383.

On February 16, 2016, the Company made a $125,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

On March 1, 2016, the Company made a $300,010 new investment in Interome, Inc., a privately held portfolio company.

On March 9, 2016, the Company announced that it will begin offering limited numbers of accredited investors the opportunity to co-invest with the Company in its portfolio companies. The opportunities to invest will be provided through H&H Co-Investment Partners, LLC, a newly formed entity that will be managed by the Company. The Company intends to solicit interest in separate series established by H&H Co-Investment Partners to invest in individual portfolio companies, ahead of potential future rounds of financing. The Company expects that accredited investors who have held its stock prior to the close of each financing will have priority in the allocation of these limited co-investment opportunities.

On March 10, 2016, the Company made an $875,000 follow-on investment in Produced Water Absorbents, Inc., a privately held portfolio company.

NOTE 16. SELECTED QUARTERLY DATA (UNAUDITED)

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$142,832	$288,195	$244,402	$241,566

Net operating loss	$(2,036,345)	$(1,585,307)	$(1,587,808)	$(1,953,050)

Net (decrease) increase in net assets resulting from operations	$(3,922,038)	$(1,529,496)	$(16,904,625)	$2,110,329

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.13)	$(0.05)	$(0.54)	$0.07

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total investment income	$146,291	$133,835	$93,373	$144,301

Net operating loss	$(1,975,372)	$(2,084,855)	$(1,877,603)	$(1,963,897)

Net (decrease) increase in net assets resulting from operations	$(6,475,677)	$4,328,055	$(910,852)	$(10,511,946)

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.21)	$0.14	$(0.03)	$(0.33)

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011
Per Share Operating Performance

Net asset value per share, beginning of year	$3.51	$3.93	$4.13	$4.70	$4.76

Net operating loss*	(0.23)	(0.25)	(0.26)	(0.28)	(0.27)
Net realized gain (loss) on investments*	0.15	(0.16)	0.59	0.08	0.08
Net (decrease) increase in unrealized appreciation on investments and written call options*(1)	(0.56)	(0.02)	(0.58)	(0.44)	0.07
Share of loss on equity method investment(2)	(0.01)	0	0	0	0
Total from investment operations*	(0.65)	(0.43)	(0.25)	(0.64)	(0.12)

Net increase as a result of stock-based compensation expense*	0.03	0.03	0.04	0.09	0.06

Net increase as a result of purchase of treasury stock	0.01	0.00	0.00	0.00	0.00

Net decrease as a result of acquisition of vested restricted stock awards related to employee withholding(2)	(0.01)	(0.01)	(0.01)	(0.02)	0.00

Total increase from capital stock transactions	0.03	0.02	0.03	0.07	0.06
Net increase as a result of other comprehensive income*(2)	(0.01)	(0.01)	0.02	0.00	0.00

Net (decrease) increase in net asset value	(0.63)	(0.42)	(0.20)	(0.57)	(0.06)

Net asset value per share, end of year	2.88	$3.51	$3.93	$4.13	$4.70

Stock price per share, end of year	2.20	$2.95	$2.98	$3.30	$3.46

Total return based on stock price	(25.42)%	(1.01)%	(9.70)%	(4.62)%	(21.0)%

Supplemental Data:

Net assets, end of year	$88,711,671	$109,654,427	$122,701,575	$128,436,774	$145,698,407

Ratio of expenses, excluding taxes, to average net assets(3)	8.15%	7.14%	6.62%	6.57%	6.08%

Ratio of expenses, including taxes, to average net assets(3)	8.15%	7.15%	6.65%	6.58%	6.09%

Ratio of net operating loss to average net assets(3)	(7.22)%	(6.70)%	(6.26)%	(6.07)%	(5.61)%

Average debt outstanding	$3,780,822	$0.00	$0.00	$1,679,781	$1,254,247

Average debt per share	0.12	$0.00	$0.00	$0.05	$0.04

Number of shares outstanding, end of year	30,845,754	31,280,843	31,197,438	31,116,881	31,000,601

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Exchange Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2015, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2016, to be filed pursuant to Regulation 14A under the Exchange Act (the "2016 Proxy Statement"), is herein incorporated by reference.

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

Item 11.    Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2016 Proxy Statement is herein incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "How Many Shares Do the Company's Principal Shareholders, Directors and Executive Officers Own?" in the 2016 Proxy Statement is herein incorporated by reference. The "Equity Compensation Plan Information" chart is set forth herein under Item 5.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Nominees" and "Related Party Transactions" in the 2016 Proxy Statement is herein incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2015 and 2014" in the 2016 Proxy Statement is herein incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statements Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2015, and 2014;

•	Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013;

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2015, 2014, and 2013;

•	Consolidated Schedule of Investments as of December 31, 2015;

•	Consolidated Schedule of Investments as of December 31, 2014;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

(2)	Schedule 12-14 – "Investments and Advances to Affiliates"

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

3.1(a)*	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005.

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006, incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 814-00176) filed on March 14, 2012.

3.1(c)*	Certificate of Change of the Certificate of Incorporation of Harris & Harris Group, Inc., dated August 5, 2010.

3.2	Amended and Restated By-laws, incorporated by reference as Exhibit 3.1 to the Company's Form 8-K (File No. 814-00176) filed on December 28, 2015.

4	Form of Specimen Certificate of Common Stock, incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 814-00176) filed on March 16, 2015.

10.1*	Custody Agreement by and between Harris & Harris Group, Inc. and Union Bank, dated March 11, 2011.

10.2*	Custody Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated February 24, 2011.

10.3	Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as Administrative Agent, and the other lenders party thereto from time to time, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on September 30, 2013.

10.4	Form of Indemnification Agreement which has been established with all directors and executive officers of the Company, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K (File No. 814-00176) filed on November 1, 2013.

10.5	Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan, incorporated by reference as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No 814-00176) filed on March 14, 2012.

10.6	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 814-00176) filed on March 16, 2015.

10.7	Form of Director Restricted Stock Agreement, incorporated by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00176) filed on May 10, 2012.

10.8	Form of Employee Restricted Stock Agreement, incorporated by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 814-00176) filed on May 10, 2012.

10.9	Lease Agreement, dated September 24, 2009, between Rosh 1450 Properties LLC and Harris & Harris Group, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 814-00176) filed on March 16, 2015.

10.10	Harris & Harris Group, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 814-00176) filed on March 14, 2012.

10.11	Employment Agreement between Harris & Harris Group, Inc., and Alexei A. Andreev, dated December 2, 2015, incorporated by reference as Exhibit 99.1 to the Company's Form 8-K (File No. 814-00176) filed on December 4, 2015.

10.12	Form of Executive Severance and Change in Control Agreement, which was established with executive management of the Company, incorporated by reference as Exhibit 99.1 to the Company's Form 8-K (File No. 814-00176) filed on December 28, 2015.

10.13	Form of Venture Partner Severance and Change in Control Agreement, which was established with Alexei A. Andreev, incorporated by reference as Exhibit 99.2 to the Company's Form 8-K (File No. 814-00176) filed on December 28, 2015.

14.1	Code of Conduct for Directors and Employees of Harris & Harris Group, Inc., incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 814-00176) filed on March 16, 2015.

21	Subsidiaries of Registrant and Jurisdiction of Incorporation/Organization, incorporated by reference as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 814-00176) filed on March 15, 2013.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS & HARRIS GROUP, INC.

Date: March 15, 2016	By:	/s/ Douglas W. Jamison
Douglas W. Jamison
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas W. Jamison	Chairman of the Board	March 15, 2016
Douglas W. Jamison	and Chief Executive Officer

/s/ Patricia N. Egan	Chief Financial Officer	March 15, 2016
Patricia N. Egan

/s/ W. Dillaway Ayres, Jr.	Director	March 15, 2016
W. Dillaway Ayres, Jr.

/s/ Phillip A. Bauman	Director	March 15, 2016
Phillip A. Bauman

/s/ Stacy R. Brandom	Director	March 15, 2016
Stacy R. Brandom

/s/ Charles E. Ramsey	Director	March 15, 2016
Charles E. Ramsey

/s/ Richard P. Shanley	Director	March 15, 2016
Richard P. Shanley

EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

3.1(a)	Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005.

3.1(c)	Certificate of Change of the Certificate of Incorporation of Harris & Harris Group, Inc., dated August 5, 2010.

10.1	Custody Agreement by and between Harris & Harris Group, Inc. and Union Bank, dated March 11, 2011.

10.2	Custody Agreement by and between Harris & Harris Group, Inc. and TD Bank, N.A., dated February 24, 2011.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14

HARRIS & HARRIS GROUP, INC.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2014	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2015

MAJORITY OWNED CONTROLLED INVESTMENTS:

Black Silicon Holdings, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series A-1 Convertible Preferred Stock	0	0	0	0	0

	Series A-2 Convertible Preferred Stock	0	0	0	0	0

	Series B-1 Convertible Preferred Stock	0	0	0	0	0

	Series C Convertible Preferred Stock	0	0	0	0	0

	Secured Convertible Bridge Notes	221,146	161,285	155,328	0	316,613

NGX Bio, Inc.	Series Seed Convertible Preferred Stock	$0	$506,159	$0	$(59,281)	$446,878

	Series A Convertible Preferred Stock	0	0	499,999	(96,461)	403,538

	Warrants for Series Seed Preferred Stock	0	0	148,958	0	148,958

ProMuc, Inc.	Common Stock	$0	$1	$0	$0	$1

	Secured Convertible Bridge Note	38,751	482,165	168,750	0	650,915

SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0

	Series A' Convertible Preferred Stock	0	0	100,343	0	100,343

	Senior Secured Debt	113,232	820,119	0	(820,119)	0

	Secured Convertible Bridge Notes	59,859	376,983	431,118	0	808,101

TARA Biosystems, Inc.	Common Stock	$0	$20	$0	$0	$20

	Secured Convertible Bridge Notes	42,853	308,811	1,714,608	0	2,023,419

Total Majority Owned Controlled Investments		$475,841	$2,655,543	$3,219,104	$(975,861)	$4,898,786

 i

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2014	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2015

OTHER CONTROLLED INVESTMENTS:

Senova Systems, Inc.	Series B Convertible Preferred Stock	$0	$403,123	$0	$(118,185)	$284,938

	Series B-1 Convertible Preferred Stock	0	899,187	0	(239,776)	659,411

	Series C Convertible Preferred Stock	0	609,349	600,000	(81,930)	1,127,419

	Warrants for Series B Preferred Stock	0	56,563	0	(16,583)	39,980

Total Other Controlled Investments		$0	$1,968,222	$600,000	$(456,474)	$2,111,748

Total Controlled Investments		$475,841	$4,623,765	$3,819,104	$(1,432,335)	$7,010,534

AFFILIATED INVESTMENTS:

ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$291,875	$0	$(131,572)	$160,303

	Series B Convertible Preferred Stock	0	1,255,717	0	(432,398)	823,319

AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$2,406,210	$1,616,512	$0	$4,022,722

	Series A-2 Convertible Preferred Stock	0	583,494	308,094	0	891,588

	Series B Convertible Preferred Stock	0	0	575,979	0	575,979

D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,766,715	$0	$(280,772)	$1,485,943

	Series 1 Class C Convertible Preferred Stock	0	699,457	0	(110,613)	588,844

	Series 1 Class D Convertible Preferred Stock	0	1,327,843	0	(209,985)	1,117,858

	Series 1 Class E Convertible Preferred Stock	0	435,260	0	(66,875)	368,385

	Series 1 Class F Convertible Preferred Stock	0	418,193	0	(64,253)	353,940

	Series 1 Class H Convertible Preferred Stock	0	870,998	0	(138,026)	732,972

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2014	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2015

D-Wave Systems, Inc. (Cont'd)	Series 2 Class D Convertible Preferred Stock	$0	$1,053,205	$0	$(166,554)	$886,651

	Series 2 Class E Convertible Preferred Stock	0	839,844	0	(127,968)	711,876

	Series 2 Class F Convertible Preferred Stock	0	806,909	0	(122,950)	683,959

	Warrants for Common Stock	0	116,830	0	(116,120)	710

EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$1,312,425	$14,667	$0	$1,327,092

	Convertible Bridge Note	925	0	113,425	0	113,425

Ensemble Therapeutics Corporation	Series B Convertible Preferred Stock	$0	$1,060,023	$0	$(397,416)	$662,607

	Series B-1 Convertible Preferred Stock	0	1,833,862	0	(385,567)	1,448,295

HZO, Inc.	Common Stock	$0	$322,832	$6,970	$0	$329,802

	Series I Convertible Preferred Stock	0	4,482,097	0	(200,277)	4,281,820

	Series II Convertible Preferred Stock	0	2,113,002	500,003	(97,841)	2,515,164

Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0	0

	Convertible Bridge Notes(E)	0	0	0	0	0

Lodo Therapeutics Corporation	Series A Convertible Preferred Stock	$0	$0	$107,900	$(619)	$107,281

Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$2,781,374	$917,746	$0	$3,699,120

	Series B-1 Convertible Preferred Stock	0	1,158,654	320,993	0	1,479,647

	Series C Convertible Preferred Stock	0	2,535,525	853,382	0	3,388,907

	Series D Convertible Preferred Stock	0	2,179,624	707,993	0	2,887,617

	Series E-1 Convertible Preferred Stock	0	1,556,847	220,140	0	1,776,987

	Series E-2 Convertible Preferred Stock	0	0	389,566	0	389,566

	Warrants for Series B-1 Preferred Stock	0	484,535	0	(484,535)	0

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2014	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2015

ORIG3N, Inc.	Series I Convertible Preferred Stock	$0	$0	$826,563	$0	$826,563

	Series A Convertible Preferred Stock	0	0	750,338	0	750,338

Petra Pharma Corporation	Series A Convertible Preferred Stock	$0	$0	$1,025,050	$(5,295)	$1,019,755

Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$300,215	$0	$(222,666)	$77,549

	Series B Convertible Preferred Stock	0	2,188,272	0	(1,973,970)	214,302

	Series B-2 Convertible Preferred Stock	0	1,579,844	0	(1,425,126)	154,718

	Series B-3 Convertible Preferred Stock	0	1,430,677	0	(1,290,568)	140,109

	Series C Convertible Preferred Stock	0	755,130	0	(679,549)	75,581

	Series D Convertible Preferred Stock	0	0	984,203	(850,873)	133,330

	Warrants for Series B-2 Convertible Preferred Stock	0	44,014	0	(43,840)	174

	Subordinated Secured Non-Convertible Debt	133,048	979,450	0	(418,912)	560,538

	Secured Convertible Bridge Note	46,247	0	1,044,384	(900,458)	143,926

Ultora, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0))	0

	Unsecured Bridge Notes(E)	0	0	7,525	(7,525)	0

Total Affiliated Private Investments		$180,220	$41,970,952	$11,291,433	$(11,353,123)	$41,909,262

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited to Income (B)	Value as of December 31, 2014	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2015

PUBLICLY TRADED AFFILIATED INVESTMENTS:

Adesto Technologies Corporation	Common Stock	$0	$14,823,323	$1,000,000	$(2,177,641)	$13,645,682

Enumeral Biomedical Holdings, Inc.	Common Stock	$0	$7,251,178	$0	$(5,419,710)	$1,831,468

	Warrants for Common Stock	0	1,082,773	0	(995,287)	87,486

	Options to Purchase Common Stock	0	50,690	0	(50,636)	54

OpGen, Inc.	Common Stock	$0	$1,463,677	$1,335,232	$(120,297)	$2,678,612

	Warrants for Common Stock	0	0	127,803	0	127,803

Total Non-Controlled Affiliated Public Investments		$0	$24,671,641	$2,463,035	$(8,763,571)	$18,371,105

Total Non-Controlled Affiliated Investments		$180,220	$66,642,593	$13,754,468	$(20,116,694)	$60,280,367

EQUITY METHOD INVESTMENT:

Accelerator IV-New York Corporation	Series A Common Stock	$0	$51,627	$262,215	$(147,906)	$165,936

Total Equity Method Investment		$0	$51,627	$262,215	$(147,906)	$165,936

(A)

Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of December 31, 2015, and December 31, 2014.

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

**Information related to the amount of equity in the net profit and loss for the year for the investments listed has not been included in this schedule. This information is not considered to be meaningful owing to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting, with the exception of Accelerator IV-New York Corporation, which is accounted for under the equity method.

 v