Form 10-Q
period 2016-03-31
HARRIS & HARRIS GROUP INC /NY/
filed 2016-05-09
CIK 893739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐    No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016
Common Stock, $0.01 par value per share	30,845,754 shares

Harris & Harris Group, Inc.

Form 10-Q, March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods.

Harris & Harris Group, Inc.® (the "Company," "us," "our" and "we"), is an internally managed, non-diversified management investment company that has elected to operate as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Certain information and disclosures normally included in the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. Accordingly, they do not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP. The results of operations for any interim period are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $15,441,503 and $18,857,235, respectively)	$4,852,520	$5,376,472
Unaffiliated rights to milestone payments (adjusted cost basis: $781,863 and $781,863, respectively)	2,959,769	3,362,051
Unaffiliated publicly traded securities (cost: $1,623,029 and $1,623,029, respectively)	944,423	957,544
Non-controlled affiliated privately held companies (cost: $49,534,373 and $49,262,921, respectively)	45,290,665	41,909,262
Non-controlled affiliated publicly traded companies (cost: $23,165,788 and $23,165,788, respectively)	13,361,800	18,371,105
Controlled affiliated privately held companies (cost: $23,092,672 and $23,205,336, respectively)	5,884,419	7,010,534
Equity method privately held company (adjusted cost basis: $228,133 and $165,936, respectively)	228,133	165,936
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $113,867,361 and $117,062,108, respectively)	73,521,729	77,152,904
Cash	14,311,324	17,922,630
Funds held in escrow from sales of investments at value (Note 3)	633,921	374,565
Receivable from portfolio company	170,541	13,032
Interest receivable	13,433	10,333
Prepaid expenses	469,754	563,699
Other assets	412,668	424,123
Total assets	$89,533,370	$96,461,286

LIABILITIES & NET ASSETS

Term loan credit facility (Note 5)	$5,000,000	$5,000,000
Post retirement plan liabilities (Note 8)	1,212,433	1,202,148
Accounts payable and accrued liabilities	550,999	1,268,355
Deferred rent	264,693	279,112
Total liabilities	$7,028,125	$7,749,615

Commitments and contingencies (Note 11)

Net assets	$82,505,245	$88,711,671

Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 3/31/16 and 12/31/15; 33,183,576 issued at 3/31/16 and 12/31/15, respectively	331,836	331,836
Additional paid in capital (Note 9)	215,658,407	215,762,973
Accumulated net operating and realized loss	(88,990,815)	(83,377,629)
Accumulated unrealized depreciation of investments	(40,345,632)	(39,909,204)
Accumulated other comprehensive income (Note 8)	456,974	509,220
Treasury stock, at cost (2,337,822 shares at 3/31/16 and 12/31/15 (Note 12)	(4,605,525)	(4,605,525)

Net assets	$82,505,245	$88,711,671
Shares outstanding	30,845,754	30,845,754
Net asset value per outstanding share	$2.67	$2.88

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Investment income:
Interest from:
Unaffiliated companies	$2,618	$11,243
Non-controlled affiliated companies	56,066	52,426
Controlled affiliated companies	90,424	44,426
Cash and U.S. Treasury securities and other	1,432	1,430
Fees for providing managerial assistance to portfolio companies	146,877	7,000
Yield-enhancing fees on debt securities	4,625	26,307
Total investment income	302,042	142,832

Expenses:
Salaries, benefits and stock-based compensation (Note 9)	603,908	1,078,489
Administration and operations	142,292	101,234
Professional fees	298,822	572,234
Rent (Note 3)	57,220	67,706
Insurance expense	59,575	67,611
Directors' fees and expenses	70,609	119,624
Interest and other debt expense	208,026	143,720
Custody fees	12,061	15,912
Depreciation	11,455	12,647
Total expenses	1,463,968	2,179,177

Net operating loss	(1,161,926)	(2,036,345)

Net realized (loss) gain:
Realized (loss) gain from investments:
Unaffiliated companies	(3,158,993)	10,485
Non-controlled affiliated companies	(1,244,955)	(293,786)
Realized loss from investments	(4,403,948)	(283,301)

Income tax expense (Note 10)	5,830	105
Net realized loss from investments	(4,409,778)	(283,406)

Net (increase) decrease in unrealized depreciation on investments:
Unaffiliated companies	2,891,779	(615,964)
Controlled affiliated companies	(1,013,450)	157,117
Unaffiliated rights to milestone payments	(402,282)	916
Non-controlled affiliated companies	3,109,951	(1,837,564)
Publicly traded non-controlled affiliated companies	(5,009,305)	0
Publicly traded unaffiliated companies	(13,121)	824,714
Net increase in unrealized depreciation on investments	(436,428)	(1,470,781)

Net realized and unrealized loss on investments	(4,846,206)	(1,754,187)

Share of loss on equity method investment	(41,482)	(131,506)

Net decrease in net assets resulting from operations:

Total	$(6,049,614)	$(3,922,038)

Per average basic and diluted outstanding share	$(0.20)	$(0.13)

Average outstanding shares - basic and diluted	30,845,754	31,280,843

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Net decrease in net assets resulting from operations	$(6,049,614)	$(3,922,038)

Other comprehensive loss:

Amortization of prior service cost	(52,246)	(52,246)

Other comprehensive loss	(52,246)	(52,246)

Comprehensive loss	$(6,101,860)	$(3,974,284)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(6,049,614)	$(3,922,038)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss and change in unrealized
depreciation on investments	4,840,376	1,754,082
Depreciation of fixed assets, amortization of prepaid
assets and accretion of bridge note interest	(108,842)	(66,312)
Share of loss on equity method investment	41,482	131,506
Stock-based compensation (benefit) expense	(104,566)	212,591
Amortization of prior service cost	(52,246)	(52,246)
Funding of operating commitment to equity method investment	(103,680)	(262,215)
Purchase of affiliated portfolio companies	(2,150,012)	(1,853,262)
Purchase of unaffiliated portfolio companies	0	(499,824)
Payments received on debt investments	0	91,736
Proceeds from sale of investments and repayment of bridge notes	863,950	24,000

Changes in assets and liabilities:
Receivable from portfolio companies	(157,509)	(9,933)
Interest receivable	(3,100)	13,948
Prepaid expenses	93,945	60,524
Other assets	0	378
Post retirement plan liabilities	10,285	13,371
Accounts payable and accrued liabilities	(717,356)	(313,699)
Deferred rent	(14,419)	(12,672)
Net cash used in operating activities	(3,611,306)	(4,690,065)

Cash flows from investing activities:
Purchase of fixed assets	0	(6,806)
Net cash used in investing activities	0	(6,806)

Cash flows from financing activities:
Proceeds from drawdown of loan facility	0	5,000,000
Net cash provided by financing activities	0	5,000,000

Net (decrease) increase in cash	$(3,611,306)	$303,129

Cash at beginning of the period	17,922,630	20,748,314
Cash at end of the period	$14,311,324	$21,051,443

Supplemental disclosures of cash flow information:
Income taxes paid	$5,830	$105
Interest paid	$126,389	$0

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2016	December 31, 2015

Changes in net assets from operations:

Net operating loss	$(1,161,926)	$(7,162,510)
Net realized (loss) gain on investments	(4,409,778)	4,531,700
Net increase in unrealized depreciation on investments	(436,428)	(17,302,729)
Share of loss on equity method investment	(41,482)	(312,291)
Net decrease in net assets resulting from operations	(6,049,614)	(20,245,830)

Changes in net assets from capital stock transactions:

Purchase of treasury stock	0	(1,199,994)
Acquisition of vested restricted stock awards to pay required employee withholding tax	0	(86,914)
Stock-based compensation (benefit) expense	(104,566)	798,965
Net decrease in net assets resulting from capital stock transactions	(104,566)	(487,943)

Changes in net assets from accumulated other comprehensive loss:

Other comprehensive loss	(52,246)	(208,983)

Net decrease in net assets resulting from accumulated other comprehensive loss	(52,246)	(208,983)

Net decrease in net assets	(6,206,426)	(20,942,756)

Net Assets:

Beginning of the period	88,711,671	109,654,427

End of the period	$82,505,245	$88,711,671

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 10.6% of net assets at value

Private Placement Portfolio (Illiquid) (4) – 5.9% of net assets at value

Bridgelux, Inc. (5)(8)(9)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock (acquired 11/29/07)	(M)		$1,000,000	1,861,504	$185,847
Series C Convertible Preferred Stock (acquired 7/27/07)	(M)		1,352,196	2,130,699	383,598
Series D Convertible Preferred Stock (acquired (2/25/08-3/10/10)	(M)		1,371,622	999,999	528,700
Series E Convertible Preferred Stock (acquired 6/1/11)	(M)		672,599	440,334	435,848
Series E-1 Convertible Preferred Stock (acquired 3/16/12)	(M)		386,073	399,579	287,397
Warrants for Series E Convertible Preferred
Stock expiring 12/31/17 (acquired 1/27/11)	(M)		93,969	170,823	0
Warrants for Common Stock expiring 6/1/16 (acquired 6/1/11)	(M)		72,668	132,100	0
Warrants for Common Stock expiring 8/9/18 (acquired 8/9/13)	(M)		148,409	171,183	0
Warrants for Common Stock expiring 10/21/18 (acquired 10/21/11)	(M)		18,816	84,846	0
			5,116,352		1,821,390

Magic Leap, Inc. (8)(9)(11)		Electronics
Developing novel human computing interfaces and software
Series B Convertible Preferred Stock (acquired 5/1/15)	(M)		338,604	29,291	624,059

Mersana Therapeutics, Inc. (5)(8)(9)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock (acquired 7/27/12-4/2/14)	(H)		683,538	635,081	614,748
Series B-1 Convertible Preferred Stock (acquired 2/20/15)	(H)		104,521	97,111	105,035
Common Stock (acquired 7/27/12)	(H)		3,875,395	350,539	308,007
			4,663,454		1,027,790

Nanosys, Inc. (5)(8)(9)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock (acquired 4/10/03)	(M)		1,500,000	803,428	91,833
Series D Convertible Preferred Stock (acquired 11/7/05)	(M)		3,000,003	1,016,950	483,682
Series E Convertible Preferred Stock (acquired 8/13/10)	(M)		496,573	433,688	424,364
			4,996,576		999,879

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) – 10.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) – 5.9% of net assets at value (Cont.)

Nano Terra, Inc. (5)(8)		Energy
Developing surface chemistry and nano- manufacturing solutions
Warrants for Common Stock expiring on 2/22/21 (acquired 2/22/11)	(M)		$69,168	4,462	$1,218
Warrants for Series A-3 Preferred Stock expiring on 11/15/22 (acquired 11/15/12)	(M)		35,403	47,508	67,459
			104,571		68,677

Phylagen, Inc. (5)(8)		Life Sciences
Developing technology to improve human
health and business productivity
Secured Convertible Bridge Note, 5%, (acquired 2/5/15)	(M)		211,534	$200,000	296,148
Secured Convertible Bridge Note, 5%, (acquired 6/5/15)	(M)		10,412	$10,000	14,577
			221,946		310,725

Total Unaffiliated Private Placement Portfolio (cost: $15,441,503)					$4,852,520

Rights to Milestone Payments (Illiquid) (6) – 3.6% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc. (acquired 3/4/11)	( I )		$548,998	$548,998	$2,495,696

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc. (acquired 2/13/13)	( I )		0	$0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc. (acquired 4/18/14)	( I )		232,865	$232,865	464,073

Total Unaffiliated Rights to Milestone Payments (cost: $781,863)					$2,959,769

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (7) –
1.1% of net assets at value

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development Common Stock (acquired 3/24/11-3/11/15)	(M)		$1,622,629	243,540	$933,232
Warrants for Common Stock expiring 1/28/19 (acquired 1/28/13)	( I )		400	5,500	11,191
			1,623,029		944,423

Total Unaffiliated Publicly Traded Portfolio (cost: $1,623,029)					$944,423

Total Investments in Unaffiliated Companies (cost: $17,846,395)					$8,756,712

Investments in Non-Controlled Affiliated Companies (3) – 71.1% of net assets at value

Private Placement Portfolio (Illiquid) (13) – 54.9% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for water remediation and consumer applications
Series A Convertible Preferred Stock (acquired 2/17/10-10/24/11)	( I )		$435,000	390,000	$180,984
Series B Convertible Preferred Stock (acquired 11/8/13-6/25/14)	( I )		1,217,644	1,037,751	822,698
Secured Convertible Bridge Note, 8%, (acquired 1/20/16)	(M)		101,578	$100,000	101,578
			1,754,222		1,105,260

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock (acquired 1/30/13)	( I )		2,000,000	2,000,000	4,147,607
Series A-2 Convertible Preferred Stock (acquired 4/9/13-10/15/13)	( I )		521,740	417,392	921,590
Series B Convertible Preferred Stock (acquired 8/7/15)	( I )		500,006	160,526	586,320
			3,021,746		5,655,517

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 71.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) – 54.9% of net assets at value (Cont.)

D-Wave Systems, Inc. (5)(8)(9)(14)		Electronics
Developing high-performance
quantum computing systems
Series 1 Class B Convertible Preferred Stock (acquired 9/30/08)	(H)		$1,002,074	1,144,869	$2,518,309
Series 1 Class C Convertible Preferred Stock (acquired 9/30/08)	(H)		487,804	450,450	996,826
Series 1 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		748,473	855,131	1,892,367
Series 1 Class E Convertible Preferred Stock (acquired 11/24/10)	(H)		248,049	269,280	608,102
Series 1 Class F Convertible Preferred Stock (acquired 11/24/10)	(H)		238,323	258,721	584,257
Series 1 Class H Convertible Preferred Stock (acquired 6/27/14)	(H)		909,088	460,866	1,141,620
Series 2 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		736,019	678,264	1,500,968
Series 2 Class E Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		659,493	513,900	1,170,770
Series 2 Class F Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		633,631	493,747	1,124,857
Warrants for Common Stock expiring 5/12/19 (acquired 5/12/14)	( I )		26,357	20,415	1,071
			5,689,311		11,539,147

EchoPixel, Inc. (5)(8)		Life Sciences
Developing virtual reality 3-D visualization software for life sciences and health care applications
Series Seed Convertible Preferred Stock (acquired 6/21/13-6/30/14)	( I )		1,250,000	4,194,630	1,335,447
Series Seed-2 Convertible Preferred Stock (acquired 1/22/16)	( I )		500,000	1,476,668	503,612
			1,750,000		1,839,059

Ensemble Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock (acquired 6/6/07)	( I )		2,000,000	1,449,275	704,660
Series B-1 Convertible Preferred Stock (acquired 4/21/14)	( I )		679,754	492,575	1,440,730
			2,679,754		2,145,390

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock (acquired 6/23/14)	( I )		666,667	405,729	359,994
Series I Convertible Preferred Stock (acquired 6/23/14)	( I )		5,709,835	2,266,894	4,486,681
Series II Convertible Preferred Stock (acquired 6/23/14-8/3/15)	( I )		2,500,006	674,638	2,571,646
			8,876,508		7,418,321

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 71.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) – 54.9% of net assets at value (Cont.)

Laser Light Engines, Inc. (8)(9)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock (acquired 5/6/08)	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock (acquired 9/17/10)	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, (acquired 10/7/11)	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, (acquired 11/17/11)	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, (acquired 12/21/11)	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, (acquired 3/5/12)	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, (acquired 7/26/12)	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, (acquired 4/29/13)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, (acquired 7/22/13)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, (acquired 10/30/13)	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, (acquired 2/5/14)	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, (acquired 6/24/14)	(M)		13,745	$13,745	0
			6,542,881		0

Lodo Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing and commercializing novel therapeutics derived from a metagenome-based Natural Product Discovery Platform
Series A Convertible Preferred Stock (acquired 12/21/15)	( I )		107,900	107,900	107,835

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing a biochemical profiling platform for precision medicine
Series B Convertible Preferred Stock (acquired 6/29/09)	(M)		2,500,000	371,739	2,957,498
Series B-1 Convertible Preferred Stock (acquired 6/29/09)	(M)		706,214	148,696	1,182,998
Series C Convertible Preferred Stock (acquired 4/30/09)	(M)		1,000,000	1,000,000	2,711,294
Series D Convertible Preferred Stock (acquired 8/25/11)	(M)		1,499,999	835,882	2,359,499
Series E-1 Convertible Preferred Stock (acquired 3/2/15)	(M)		1,225,000	444,404	1,534,395
Series E-2 Convertible Preferred Stock (acquired 3/2/15)	(M)		299,999	103,277	332,387
			7,231,212		11,078,071

ORIG3N, Inc. (5)(8)(9)		Life Sciences
Developing precision medicine applications for induced pluripotent stems cells
Series 1 Convertible Preferred Stock (acquired 2/5/15-8/5/15)	( I )		500,000	1,195,315	827,622
Series A Convertible Preferred Stock (acquired 11/25/15)	( I )		750,000	682,333	747,943
			1,250,000		1,575,565

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Non-Controlled Affiliated Companies (3) – 71.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) – 54.9% of net assets at value (Cont.)

Petra Pharma Corporation (5)(8)(9)		Life Sciences
Developing small molecule inhibitors for treatment of cancer and metabolic diseases
Series A Convertible Preferred Stock (acquired 12/23/15)	( I )		$1,025,050	1,025,050	$1,023,535

Produced Water Absorbents, Inc. (5)(8)(15)		Energy
Providing integrated process separation solutions to the global oil and gas industries, enabling onsite treatment of produced and flowback water
Series A Convertible Preferred Stock (acquired 6/21/11)	(M)		1,000,000	1,000,000	23,123
Series B Convertible Preferred Stock (acquired 6/20/13-3/31/14)	(M)		1,496,865	5,987,460	63,900
Series B-2 Convertible Preferred Stock (acquired 5/12/14)	(M)		1,015,427	4,322,709	46,133
Series B-3 Convertible Preferred Stock (acquired 11/14/13)	(M)		978,641	3,914,564	41,777
Series C Convertible Preferred Stock (acquired 5/26/14)	(M)		1,000,268	2,667,380	22,536
Series D Convertible Preferred Stock (acquired 2/17/15)	(M)		986,066	2,629,510	39,756
Subordinated Secured Debt, 12%, maturing
on 6/30/16 (acquired 10/7/14)	(M)		995,259	$1,000,000	570,491
Subordinated Convertible Bridge Note, 12%, (acquired 6/3/15)	(M)		273,096	$250,000	27,526
Subordinated Convertible Bridge Note, 12%, (acquired 7/15/15)	(M)		269,644	$250,000	27,179
Subordinated Convertible Bridge Note, 12%, (acquired 9/28/15)	(M)		263,479	$250,000	26,557
Subordinated Convertible Bridge Note, 12%, (acquired 10/30/15)	(M)		260,849	$250,000	26,292
Subordinated Convertible Bridge Note, 12%, (acquired 2/16/16)	(M)		125,945	$125,000	12,695
Warrants for Series B-2 Preferred Stock expiring upon liquidation event (acquired 5/12/14)	( I )		65,250	300,000	0
Senior Secured Debt, 15% commencing on 4/1/16, maturing on 12/31/19 (acquired 3/9/16)	(M)		875,000	$875,000	875,000
			9,605,789		$1,802,965

Total Non-Controlled Private Placement Portfolio (cost: $49,534,373)					$45,290,665

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Publicly Traded Portfolio (16) –
16.2% of net assets at value

Adesto Technologies Corporation (5)(8)(9)(17)		Electronics
Developing low-power, high-performance
memory devices
Common Stock (acquired 10/27/15)	(M)		$11,482,417	1,769,868	$9,946,658

Enumeral Biomedical Holdings, Inc. (5)(9)(18)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock (acquired 7/31/14)	(M)		4,993,357	7,966,368	1,274,619
Warrants for Common Stock expiring 7/30/19 (acquired 7/31/14)	( I )		540,375	1,500,000	22,563
Warrants for Common Stock expiring 2/2/24 (acquired 7/31/14)	( I )		57,567	255,120	29,540
Options to Purchase Common Stock at $1.00 expiring 7/30/16 (acquired 8/4/14)	( I )		0	80,000	0
			5,591,299		1,326,722

OpGen, Inc. (5)(9)(19)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Common Stock (acquired 5/5/15)	(M)		5,665,708	1,409,796	1,987,812
Warrants for Common Stock expiring 5/8/20 (acquired 5/5/15)	(M)		425,579	300,833	73,317
Warrants for Common Stock expiring 2/17/25 (acquired 5/5/15)	( I )		785	31,206	27,291
			6,092,072		2,088,420

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $23,165,788)					$13,361,800

Total Investments in Non-Controlled Affiliated Companies (cost: $72,700,161)					$58,652,465

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled
Affiliated Companies (3) –
7.1% of net assets at value

Private Placement Portfolio (Illiquid) (20) –
7.1% of net assets at value

Black Silicon Holdings, Inc. (5)(8)(21)		Electronics
Holding company for interest in a company that develops silicon-based optoelectronic products
Series A Convertible Preferred Stock (acquired 8/4/15)	( I )		$750,000	233,499	$0
Series A-1 Convertible Preferred Stock (acquired 8/4/15)	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock (acquired 8/4/15)	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock (acquired 8/4/15)	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock (acquired 8/4/15)	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, (acquired 8/4/15)	( I )		1,346,922	$1,278,454	322,123
			7,772,799		322,123

Interome, Inc. (5)(8)(12)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock (acquired 3/1/16)	(M)		10	1,000,000	10
Secured Convertible Bridge Note, 12%, (acquired 3/1/16)	(M)		300,000	$300,000	300,000
			300,010		300,010

NGX Bio, Inc. (5)(8)(9)(22)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock (acquired 6/6/14-1/10/16)	( I )		500,002	666,667	495,818
Series A Convertible Preferred Stock (acquired 8/20/15-9/30/15)	( I )		499,999	329,989	339,761
			1,000,001		835,579

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the
nutritional, food and health care markets
Common Stock (acquired 12/18/13)	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, (acquired 12/18/13)	(M)		414,055	$350,000	414,055
Secured Convertible Bridge Note, 8%, (acquired 8/13/14)	(M)		113,085	$100,000	113,085
Secured Convertible Bridge Note, 8%, (acquired 8/5/15)	(M)		78,945	$75,000	78,945
Secured Convertible Bridge Note, 8%, (acquired 12/7/15)	(M)		56,398	$55,000	56,398
			662,484		662,484

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Controlled Affiliated Companies (3) – 7.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (20) – 7.1% of net assets at value (Cont.)

Senova Systems, Inc. (5)(8)(9)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock (acquired 9/9/11-7/18/12)	( I )		$1,218,462	1,350,000	$110,357
Series B-1 Convertible Preferred Stock (acquired 8/1/13-1/15/14)	( I )		1,083,960	2,759,902	225,611
Series C Convertible Preferred Stock (acquired 10/24/14-4/1/15)	( I )		1,208,287	1,611,049	938,014
Secured Convertible Bridge Note, 10%, (acquired 1/15/16)	( I )		255,274	$250,000	255,274
Warrants for Series B Preferred Stock
expiring 10/15/17 (acquired 10/15/12)	( I )		131,538	164,423	13,441
Warrants for Series B Preferred Stock
expiring 4/24/18 (acquired 4/24/13)	( I )		20,000	25,000	2,044
			3,917,521		1,544,741

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock (acquired 12/13/11)	( I )		2,729,817	57,463	0
Series A' Convertible Preferred Stock (acquired 12/13/11-6/7/12)	( I )		4,855,627	4,855,627	88,088
Secured Convertible Bridge Note, 8%, (acquired 1/23/13)	( I )		68,344	$67,823	68,344
			7,653,788		156,432

TARA Biosystems, Inc. (5)(8)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock (acquired 8/20/14)	(M)		20	2,000,000	20
Secured Convertible Bridge Note, 8%, (acquired 8/20/14)	(M)		339,978	$300,000	509,967
Secured Convertible Bridge Note, 8%, (acquired 5/18/15)	(M)		213,983	$200,000	320,975
Secured Convertible Bridge Note, 8%, acquired 12/1/15	(M)		1,232,088	$1,200,000	1,232,088
			1,786,069		2,063,050

Total Controlled Private Placement Portfolio (cost: $23,092,672)					$5,884,419

Total Investments in Controlled Affiliated Companies (cost: $23,092,672)					$5,884,419

Total Private Placement and Publicly Traded Portfolio (cost: $113,639,228)					$73,293,596

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Equity Method Investments (23) –
0.3% of net assets at value

Private Placement Portfolio (Illiquid) (23) –
0.3% of net assets at value

Accelerator IV-New York Corporation (8)(9)(24)		Life Sciences
Identifying and managing emerging
biotechnology companies
Series A Common Stock (acquired 7/21/14-1/29/16)	(E)		$228,133	581,907	$228,133

Total Equity Method Investments (cost: $228,133)					$228,133

Total Investments (cost: $113,867,361)					$73,521,729

The accompanying unaudited notes are an integral part of these consolidated financial statements

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 34 for a description of the "Valuation Procedures."

(2)	We classify "Energy" companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials. We classify "Electronics" companies as those that address problems in electronics-related industries, including semiconductors and computing. We classify "Life Sciences" companies as those that address problems in life sciences-related industries, including precision health and precision medicine, biotechnology, agriculture, advanced materials and chemicals, health care, bioprocessing, water, industrial biotechnology, food, nutrition and energy.

(3)	Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company, including control of a majority of the seats on the board of directors, or more than 25 percent of the seats on the board of directors, with no other entity or person in control of more director seats than us. Among our controlled affiliated companies, ProMuc, Inc., and Interome, Inc., were 100 percent owned by us at March 31, 2016.

(4)	The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $15,441,503. The gross unrealized appreciation based on the tax cost for these securities is $374,234. The gross unrealized depreciation based on the tax cost for these securities is $10,963,217.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility with Orix Corporate Capital, Inc.

(6)	The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $781,863. The gross unrealized appreciation based on the tax cost for these securities is $2,177,906. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)	The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,623,029. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $678,606.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing security. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	On July 21, 2015, Bridgelux, Inc., signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction remains pending as of March 31, 2016.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

(11)	We received our shares of Magic Leap, Inc., as part of the consideration paid for one of our portfolio companies in an acquisition during the second quarter of 2015. A total of 4,394 shares of our 29,291 shares of Magic Leap are held in escrow to satisfy indemnity claims through May 1, 2016.

(12)	Initial investment was made in 2016.

(13)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $49,534,373. The gross unrealized appreciation based on the tax cost for these securities is $12,745,089. The gross unrealized depreciation based on the tax cost for these securities is $16,988,797.

(14)	D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(15)	Produced Water Absorbents, Inc., also does business as ProSep, Inc. On April 1, 2016, the Company's Subordinated Secured Note was reissued as a Senior Secured Note with the same terms as the Senior Secured Note purchased in the first quarter of 2016.

(16)	The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $23,165,788. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $9,803,988.

(17)	As of March 31, 2016, the Company's shares of Adesto Technologies Corporation were subject to a lock-up agreement that restricted our ability to trade these securities. The lock-up agreement expired on April 25, 2016. A total of 200,000 shares are not qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(18)	As of December 31, 2015, a portion of the Company's shares and warrants of Enumeral Biomedical Holdings, Inc., were subject to a lock-up agreement that restricts our ability to trade these securities. The lock-up period on our securities of Enumeral Biomedical Holdings expired on January 31, 2016.

(19)	A total of 300,833 shares and 300,833 warrants are not qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(20)	The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $23,092,672. The gross unrealized appreciation based on the tax cost for these securities is $276,981. The gross unrealized depreciation based on the tax cost for these securities is $17,485,234.

(21)	On August 4, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc. Our security holdings of SiOnyx converted into securities of Black Silicon Holdings. SiOnyx was then acquired by an undisclosed buyer. Black Silicon Holdings owns a profit interest in the undisclosed buyer.

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2016 (Unaudited)

(22)	On August 19, 2015, UberSeq, Inc., changed its name to NGX Bio, Inc.

(23)	The aggregate cost for federal income tax purposes of investments in privately held equity method investments is $228,133. Under the equity method, investments are carried at cost, plus or minus the Company's equity in the increases and decreases in the investee's net assets after the date of acquisition and certain other adjustments.

(24)	As part of our initial investment in Accelerator IV-New York Corporation, the Company made an additional operating and investment commitment. See "Note 11. Commitments and Contingencies."

The accompanying unaudited notes are an integral part of this consolidated schedule.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

Investments in Unaffiliated Companies (3) –
11.0% of net assets at value

Private Placement Portfolio (Illiquid) (4) –
6.1% of net assets at value

Bridgelux, Inc. (5)(8)(9)(10)		Energy
Manufacturing high-power light emitting
diodes (LEDs) and arrays
Series B Convertible Preferred Stock (acquired 11/29/07)	(M)		$1,000,000	1,861,504	$258,939
Series C Convertible Preferred Stock (acquired 7/27/07)	(M)		1,352,196	2,130,699	534,737
Series D Convertible Preferred Stock (acquired (2/25/08-3/10/10)	(M)		1,371,622	999,999	737,006
Series E Convertible Preferred Stock (acquired 6/1/11)	(M)		672,599	440,334	607,572
Series E-1 Convertible Preferred Stock (acquired 3/16/12)	(M)		386,073	399,579	400,630
Warrants for Series E Convertible Preferred
Stock expiring 12/31/17 (acquired 1/27/11)	(M)		93,969	170,823	0
Warrants for Common Stock expiring 6/1/16 (acquired 6/1/11)	(M)		72,668	132,100	0
Warrants for Common Stock expiring 8/9/18 (acquired 8/9/13)	(M)		148,409	171,183	0
Warrants for Common Stock expiring 10/21/18 (acquired 10/21/11)	(M)		18,816	84,846	0
			5,116,352		2,538,884

Cambrios Technologies Corporation (5)(8)(9)(11)		Electronics
Developed nanowire-enabled electronic
materials for the display industry
Series B Convertible Preferred Stock (acquired 11/9/04-2/16/05)	(M)		1,294,025	1,294,025	0
Series C Convertible Preferred Stock (acquired 3/21/07)	(M)		1,300,000	1,300,000	0
Series D Convertible Preferred Stock (acquired 8/7/09)	(M)		515,756	515,756	0
Series D-2 Convertible Preferred Stock (acquired 5/31/11)	(M)		92,400	92,400	0
Series D-4 Convertible Preferred Stock (acquired 7/12/12)	(M)		216,168	216,168	0
			3,418,349		0

Magic Leap, Inc. (8)(9)(12)		Electronics
Developing novel human computing
interfaces and software
Series B Convertible Preferred Stock (acquired 5/1/15)	( I )		338,604	29,291	348,994

Mersana Therapeutics, Inc. (5)(8)(9)		Life Sciences
Developing antibody drug conjugates
for cancer therapy
Series A-1 Convertible Preferred Stock (acquired 7/27/12-4/2/14)	(H)		683,538	635,081	613,892
Series B-1 Convertible Preferred Stock (acquired 2/20/15)	(H)		104,521	97,111	104,407
Common Stock (acquired 7/27/12)	(H)		3,875,395	350,539	309,963
			4,663,454		1,028,262

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

	Method of	Primary		Shares/
	Valuation (1)	Industry (2)	Cost	Principal	Value

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

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended March 31, 2016, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

NOTE 2. INTERIM FINANCIAL STATEMENTS

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information. Accordingly, the information presented on our interim financial statements does not include all information and disclosures necessary for a fair statement of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting of valuation adjustments and normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification 946. In accordance with GAAP and Regulation S-X, the Company may only consolidate its interests in investment company subsidiaries and controlled operating companies whose business consists of providing services to the Company. Our wholly owned subsidiary, Ventures, is a controlled operating company that provides services to us and is, therefore, consolidated. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts reported in "Net increases in unrealized depreciation on investments" have been reclassified from prior years. Amounts related to portfolio company investments were previously reported as a single amount and have been reclassified to present unrealized (depreciation) appreciation from unaffiliated companies, controlled affiliated companies, unaffiliated rights to milestone payments, non-controlled affiliated companies, publicly traded companies and other investments. There was no impact to the total amounts reported in any period.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of March 31, 2016, our financial statements include investments fair valued by the Board of Directors at $60,084,507 and one investment valued under the equity method at $228,133. The fair values and equity method value were determined in good faith by, or under the direction of, the Board of Directors. The fair value amount includes the values of our privately held investments as well as the securities of Champions Oncology, Inc., certain warrants and options of Enumeral Biomedical Holdings, Inc., and the warrants of OpGen, Inc., which are publicly traded companies. Our investment in Accelerator-New York IV is accounted for under the equity method of accounting as it represents a non-controlling interest in an operating entity that provides investment advisory services to the Company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in “Equity in earnings/(loss) from equity method investees” on the Company’s “Consolidated Statements of Operations.” Upon sale of investments, the values that are ultimately realized may be different from the fair value presented in the Company's financial statements. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At March 31, 2016, and December 31, 2015, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $2,495,696 and $2,900,232, respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. On November 17, 2014, the Company received a payment of $2,070,955 owing to the achievement of the first milestone. On November 23, 2015, the Company received a payment of $2,070,955 owing to the achievement of the second milestone. If all the remaining milestones are met, we would receive $4,141,910. At March 31, 2016, and December 31, 2015, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $464,073 and $461,819, respectively. On October 1, 2015, the Company received a payment of $795,567 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive an additional $938,926. At March 31, 2016, and December 31, 2015, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0. If all the remaining milestones are met, we would receive approximately $400,000. There can be no assurances as to how much of these amounts we will ultimately realize or when they will be realized, if at all.

Funds Held in Escrow from Sale of Investment. At March 31, 2016, and December 31, 2015, there were funds held in escrow fair valued at $506,949 and $311,137, respectively, relating to the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc. On April 20, 2016, the Company received proceeds of $390,492 from the release of a portion of the funds held in escrow following the transaction. The remaining funds held in escrow are expected to be released in April of 2017, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $625,000 and realize a gain of $118,051. At March 31, 2016, and December 31, 2015, there were funds held in escrow fair valued at $126,972 and $63,428, respectively, relating to the sale of Molecular Imprints' non-semiconductor business to Magic Leap, Inc., that are expected to be released in May of 2016, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $126,972.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $168,634 and $180,089 at March 31, 2016, and December 31, 2015, respectively, representing cost, less accumulated depreciation of $454,587 and $445,476, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. All of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if, on their last interest or dividend date, no cash was paid or no cash or in-kind dividends were declared. These write-offs are reversed through interest income. During the three months ended March 31, 2016, and March 31, 2015, the Company earned $34,865 and $82,807, respectively, in interest on subordinated secured debt, non-convertible promissory notes, senior secured debt and interest-bearing accounts. During the three months ended March 31, 2016, and March 31, 2015, the Company recorded, on a net basis, $115,675 and $53,025, respectively, of bridge note interest.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our venture debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. For the three months ended March 31, 2016, and March 31, 2015, total yield-enhancing fees accreted into investment income were $4,625, and $26,307, respectively.

Fees for Providing Managerial Assistance to Portfolio Companies. For the three months ended March 31, 2016, and March 31, 2015, the Company earned income of $146,877 and $7,000, respectively, owing to certain of its employees providing managerial assistance to certain portfolio companies.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may help increase distributable income, but may limit the realized gains on the security. When a company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. Previously recorded unrealized gains and losses on expired, exercised or closed options are reversed at the time of such transactions. At March 31, 2016, and December 31, 2015, the Company did not have shares covered by call option contracts.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase to our additional paid-in capital. For the three months ended March 31, 2016, and March 31, 2015, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

Concentration of Investor Risk. As of March 31, 2016, three investors, Ariel Investments, Granahan Investment Management and Susan T. Harris owned approximately 11.4 percent, 6.3 percent and 5.4 percent of our outstanding shares, respectively.

Recent Accounting Pronouncements. On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under the former accounting standards, such costs were recorded as an asset. On August 18, 2015, the FASB clarified that the guidance in ASU 2015-03 does not apply to line of credit arrangements. Accordingly, companies may continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. The new guidance in ASU 2015-03 was adopted on January 1, 2016, and did not have a material impact on the Company’s Consolidated Financial Statements.

On February 18, 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance was adopted on January 1, 2016, and did not have a material impact on the Company’s Consolidated Financial Statements.

On May 28, 2014, the FASB and the International Accounting Standards Board ("IASB") issued their final converged standard on revenue recognition. The standard, issued as ASU 2014-09, "Revenue from Contracts with Customers" by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. ASU 2014-09 was to be effective for the Company beginning January 1, 2017. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is now expected to be effective for the Company beginning January 1, 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The impact on the Company's Consolidated Financial Statements is currently being evaluated.

On June 19, 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance was adopted on January 1, 2016, and did not have a material impact on the Company’s Consolidated Financial Statements.

On August 27, 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern." This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The impact on the Company's Consolidated Financial Statements is currently being evaluated.

On February 25, 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). This ASU revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance is effective January 1, 2019, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented and provides for certain practical expedients. The impact on the Company's Consolidated Financial Statements is currently being evaluated.

On March 30, 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The impact on the Company’s Consolidated Financial Statements is currently being evaluated.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of March 31, 2016, and December 31, 2015, our largest 10 investments by value accounted for approximately 79 percent and 79 percent, respectively, of the value of our equity-focused portfolio. Our largest three investments, by value, D-Wave Systems, Inc., Metabolon, Inc., and Adesto Technologies Corporation accounted for approximately 16 percent, 16 percent and 14 percent, respectively, of our equity-focused portfolio at March 31, 2016. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and HZO, Inc., accounted for approximately 19 percent, 18 percent and 10 percent, respectively, of our equity-focused portfolio at December 31, 2015. D-Wave Systems, Metabolon and HZO are privately held portfolio companies. Adesto Technologies is a publicly traded portfolio company.

Approximately 81 percent of the portion of our equity-focused portfolio that was fair valued was comprised of securities of 24 privately held companies, the securities of publicly traded Champions Oncology, Inc., the warrants of OpGen, Inc., and certain warrants and options of Enumeral Biomedical Holdings, Inc. Approximately 0.3 percent of the portion of our equity-focused portfolio that was valued according to the equity method was comprised of one privately held company. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net decrease (increase) in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

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

At March 31, 2016, and December 31, 2015, the Company had outstanding debt of $5,000,000. The weighted average annualized interest rate for each of the three months ended March 31, 2016, and the year ended December 31, 2015, was 10 percent, exclusive of amortization of closing fees and other expenses. The weighted average debt outstanding for the three months ended March 31, 2016, and the year ended December 31, 2015, was $5,000,000. The remaining capacity under the Loan Facility was $15,000,000 at March 31, 2016. Unamortized fees and expenses of $262,320 and $306,040 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of March 31, 2016, and December 31, 2015, respectively. These amounts are amortized over the term of the Loan Facility, and $43,720 was amortized in each of the three months ended March 31, 2016, and March 31, 2015. The Company paid $37,917 and $50,000 in non-utilization fees during the three months ended March 31, 2016, and March 31, 2015, respectively. The Company paid $126,389 and $0 in interest expense for the three months ended March 31, 2016, and March 31, 2015, respectively. During the three months ended March 31, 2016, and March 31, 2015, the Company paid $0 and $50,000 in utilization fees associated with a drawdown of the Loan Facility. At March 31, 2016, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At March 31, 2016, our financial assets valued at fair value were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	March 31, 2016	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:

Preferred Stock	$49,625,042	$0	$0	$49,625,042
Bridge Notes	4,203,806	0	0	4,203,806
Warrants	249,135	0	0	249,135
Rights to Milestone Payments	2,959,769	0	0	2,959,769
Common Stock	668,032	0	0	668,032
Subordinated Secured Debt	570,491	0	0	570,491
Senior Secured Debt	875,000	0	0	875,000
Options	0	0	0	0

Publicly Traded Portfolio Companies:

Common Stock	$14,142,321	$13,209,089	$933,232	$0

Total Investments:	$73,293,596	$13,209,089	$933,232	$59,151,275

Funds Held in Escrow From
Sales of Investments:	$633,921	$0	$0	$633,921

Total Financial Assets:	$73,927,517	$13,209,089	$933,232	$59,785,196

Financial Instruments Disclosed, but not Carried, at Fair Value

The following table presents the carrying value and the fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2016, and the level of each financial liability within the fair value hierarchy:

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

	Fair Value at March 31, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Preferred Stock	$12,257,859	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 - $2.62 ($2.53) 54.2% - 135.7% (59.0%) 1.0 - 1.5 Years (1.47)

Preferred Stock	22,606,559	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0.34 - $3.71 ($2.18) 0% - 40% (1.8%) 0% - 135.7% (69.2%) 1.0 - 4.8 Years (2.8)

Preferred Stock	14,760,624	Market Approach	Private Offering Price Non-Performance Risk Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	$21.31 ($21.31) 0% - 25% (3.08%) 0% - 62.1% (50.5%) 0 - 4.40 (3.59) 0.2 - 2 Years (1.1) 0% - 17.3% (14.2%)

Bridge Notes	645,741	Income Approach	Private Offering Price	$1.00 ($1.00)

Bridge Notes	3,558,065	Market Approach	Private Offering Price	$0.57 - $1.00 ($0.99)

Cont'd

	Fair Value at March 31, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Common Stock	308,007	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 ($1.08) 135.7% (135.7%) 1 Year (1)

Common Stock	359,994	Income Approach	Private Offering Price Volatility Time to Exit	$3.71 ($3.71) 53.2% (53.2%) 3 Years (3)

Common Stock	31	Market Approach	Private Offering Price	$0.00001 - $0.0010 ($0.0001)

Warrants	107,141	Income Approach	Stock Price Volatility Expected Term	$0.0071 - $3.83 ($0.88) 0% - 94.7% (72.9%) 1.50 - 8.89 Years (5.66)

Warrants	141,994	Market Approach	Stock Price Volatility Expected Term	$0.24 - $2.58 ($1.37) 0% - 61.9% (29.9%) 0.17 - 6.63 Years (3.19)

Rights to Milestone Payments	2,959,769	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	0% - 100% (54%) 0% - 75% (28%)

Subordinated Secured Debt	570,491	Market Approach	Market Price	0.57 (0.57)

Senior Secured Debt	875,000	Market Approach	Effective Yield	0% (0%)

Funds Held in Escrow From Sales of Investments	633,921	Market Approach	Escrow Discount	0% - 50% (9%)

Options	0	Income Approach	Stock Price Volatility Expected Term	$0.16 ($0.16) 84% (84%) 0.33 Years (0.33)

Total	$59,785,196

(a) Weighted average based on fair value at March 31, 2016.

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market, income or hybrid approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, merger and acquisition ("M&A") transactions consummated by comparable companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an initial public offering ("IPO") or an acquisition transaction, estimated time to exit, volatilities of comparable publicly traded companies and management’s best estimate of risk attributable to non-performance risk. Certain securities are valued using the present value of future cash flows. We define non-performance risk as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We also include discount factors for adjustments to transaction/sale values and discount ratios for discounted cash flows in our definition of non-performance risk. We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own. An increase in the volatility assumption generally increases the enterprise value calculated in an option pricing model. An increase in the time to exit assumption also generally increases the enterprise value calculated in an option pricing model. Variations in the expected time to exit or expected volatility assumptions have a significant impact on fair value. We may also consider changes in market values for sets of comparable companies when recent private transaction information is not available.

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

Bridge notes commonly contain terms that provide for the conversion of the full amount of principal, and sometimes interest, into shares of preferred stock at a defined price per share and/or the price per share of the next round of financing. The use of a discount for non-performance risk in the valuation of bridge notes would indicate the potential for conversion of only a portion of the principal, plus interest when applicable, into shares of preferred stock or the potential that a conversion event will not occur and that the likely outcome of a liquidation of assets would result in payment of less than the remaining principal outstanding of the note. An increase in non-performance risk would result in a lower fair value measurement. Conversely, we may acquire or hold notes that are pari passu with other notes but have different conversion terms. In such cases, we may apply an adjustment factor to reflect the differences in the terms with respect to values.

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

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended March 31, 2016.

Beginning Balance 1/1/2016	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 3/31/2016	Amount of Total
(Depreciation)
Appreciation for the
Period Included in
Changes in Net
Assets Attributable
to the Change in
Unrealized Losses
or Gains Relating to
Assets Still Held at
								the Reporting Date

Preferred Stock	$48,568,205	$(4,541,782)[1]	$148,958 [2]	$4,949,659	$500,002	$0	$49,625,042	$407,877

Bridge Notes	4,275,728	(121,522)[1]	0	22,876	890,674	(863,950)	4,203,806	(98,647)

Common Stock	639,786	0	0	28,236	10	0	668,032	28,236

Warrants	480,025	0	(148,958)[2]	(81,932)	0	0	249,135	(81,932)

Rights to Milestone Payments	3,362,051	0	0	(402,282)	0	0	2,959,769	(402,282)

Subordinated Secured Debt	560,538	0	0	5,328	4,625	0	570,491	5,328

Senior Secured Debt	0	0	0	0	875,000	0	875,000	0

Funds Held in Escrow From Sales of Investments	374,565	259,356 [3]	0	0	0	0	633,921	0

Options	54	0	0	(54)	0	0	0	(54)

OTC Traded Common Stock	29,732	0	(29,732)	0	0	0	0	0

Total	$58,290,684	$(4,403,948)	$(29,732)	$4,521,831	$2,270,311	$(863,950)	$59,785,196	$(141,474)

1 Represents a gross realized loss.

2 There was a $148,958 transfer from "Warrants" into "Preferred Stock" owing to the exercise of an NGX Bio, Inc., warrant.

3 Represents a gross realized gain.

For the three months ended March 31, 2016, there were transfers out of Level 3 investments totaling $29,732. A total of 129,327 of our shares of Enumeral Biomedical Holdings, Inc., transferred from Level 3 investments to Level 1 investments owing to the use of their unadjusted closing share price on their respective stock exchanges on March 31, 2016, to derive their value.

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

	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Preferred Stock	$7,648,727	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 - $2.17 ($2.07) 48.8% - 131.2% (56.5%) 1.25 - 1.5 Years (1.48)

Preferred Stock	22,784,347	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0.02 - $23.03 ($2.65) 0% - 48% (4.4%) 0% - 112.8% (68.4%) 1.0 - 5.0 Years (2.8)

Preferred Stock	18,135,131	Market Approach	Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	0% - 54.1% (45.5%) 0 - 5.9 (4.76) 0.2 - 2 Years (1. 2) 0% - 16.7% (12.9%)

Bridge Notes	1,124,714	Income Approach	Private Offering Price	$1.00 ($1.00)

Bridge Notes	3,151,014	Market Approach	Private Offering Price	$0.56 - $1.00 ($0.98)

Common Stock	309,963	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 ($1.08) 131.2% (131.2%) 1.25 Years (1.25)

Common Stock	329,802	Income Approach	Private Offering Price Volatility Time to Exit	$0 - $3.71 ($3.71) 50.8% (50.8%) 3 Years (3)

Common Stock	21	Market Approach	Private Offering Price	$0.0001 - $0.001 ($0.0001)

Cont'd

	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))

Warrants	101,431	Market Approach	Volume Weighted Average Price	0.34 (0.34)

Warrants	378,594	Income Approach	Stock Price Volatility Expected Term	$0.21 - $3.88 ($1.04) 48.8% - 101.9% (64%) 0.03 - 9.14 Years (3.34)

Rights to Milestone Payments	3,362,051	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	25% - 100% (58%) 0% - 75% (36%)

Subordinated Secured Debt	560,538	Market Approach	Market Price	0.56 (0.56)

Funds Held in Escrow From Sales of Investments	374,565	Market Approach	Escrow Discount	50% (50%)

Options	54	Income Approach	Stock Price Volatility Expected Term	$0.23 ($0.23) 79% (79%) 0.58 Years (0.58)

OTC Traded Common Stock	29,732	Market Approach	Stock Price	$0.23 ($0.23)

Total	$58,290,684

(a) Weighted average based on fair value at December 31, 2015.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended March 31, 2015.

Beginning Balance 1/1/2015	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 3/31/2015	Amount of Total
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

NOTE 7. DERIVATIVES

At March 31, 2016, and December 31, 2015, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $2,495,696 and $2,900,232 as of March 31, 2016, and December 31, 2015, respectively. At March 31, 2016, and December 31, 2015, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of March 31, 2016, and December 31, 2015. At March 31, 2016, and December 31, 2015, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $464,073 and $461,819 as of March 31, 2016, and December 31, 2015, respectively. These milestone payments are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at March 31, 2016, and the effect of derivatives held during the three months ended March 31, 2016, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,495,696	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$464,073	—	—

Statements of Operations

for the Year Ended

March 31, 2016:

Derivatives	Location	Realized Gain/(Loss)	Change in Unrealized Appreciation

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$(404,536)

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$2,254

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

Our accumulated postretirement benefit obligation was re-measured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During each of the three months ended March 31, 2016, and March 31, 2015, a total of $52,246 was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations. All of the amounts reported in the Consolidated Statements of Comprehensive Income (Loss) relate to the plan amendment.

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

Stock Option Awards

During the three months ended March 31, 2016, and the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. The Compensation Committee does not plan to grant new stock options to employees.

The stock options outstanding are fully vested and, therefore, fully expensed.

No options were exercised during the three months ended March 31, 2016, and March 31, 2015. Upon exercise, shares would be issued from our previously authorized but unissued shares.

A summary of the changes in outstanding stock options for the three months ended March 31, 2016, is as follows:

			Weighted	Weighted Average
		Weighted	Average	Remaining	Aggregate
		Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Term (Years)	Value

Options Outstanding at January 1, 2016	1,402,912	$9.85	$6.34	0.70	$0

Granted	0	0	0	0

Exercised	0	0	0	0

Forfeited or Expired	0	0	0	0

Options Outstanding and Exercisable at March 31, 2016	1,402,912	$9.85	$6.34	0.45	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $1.65 on March 31, 2016, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on March 31, 2016.

Restricted Stock

For the three months ended March 31, 2016, and March 31, 2015, we recognized $(104,566) and $212,591 of compensation expense related to restricted stock awards. Our compensation (benefit) expense of $(104,566) for the three months ended March 31, 2016, includes $166,226 of compensation expense, net of a reversal of previously recognized compensation expense of $270,792 owing to pre-vested forfeitures. As of March 31, 2016, there was unrecognized compensation cost of $726,307 related to restricted stock awards. This cost is expected to be recognized over a remaining weighted average period of approximately eleven months.

Non-vested restricted stock awards as of March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2016	1,062,329	$2.66

Granted	0	0

Vested based on service	0	0

Shares withheld related to net share settlement of restricted stock	0	0

Forfeited	(210,000)	2.65

Outstanding at March 31, 2016	852,329	$2.66

Non-vested restricted stock awards as of March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2015	1,165,495	$2.73

Granted	0	0

Vested based on service	0	0

Shares withheld related to net share settlement of restricted stock	0	0

Forfeited	(3,999)	3.44

Outstanding at March 31, 2015	1,161,496	$2.73

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. There were no net settlements during the three months ended March 31, 2016, and March 31, 2015.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments to the extent they are not offset by capital loss carryforwards, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to consider designating net capital gains for distribution as "cash dividends," "designated undistributed capital gains" or "deemed dividends" or some combination thereof. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2016, we had capital loss carryforwards of $5,252,546, which we intend to use to offset current year capital gains, if any. During the three months ended March 31, 2016, we realized net capital losses of $4,403,948.

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

Although we currently intend to qualify as a RIC for each taxable year, under certain circumstances we may choose to take action with respect to one or more taxable years to ensure that we would be taxed under Subchapter C of the Code (rather than Subchapter M) for such year or years. Additionally, income from fees and consulting payments generally does not qualify as good RIC income under the 90 Percent Income Test. As we generate more income from such payments, it is possible that we may fail to qualify as a RIC for a taxable year owing to an inability to satisfy the 90 Percent Income Test. We believe this income will be greater in 2016 than in past years, and there can be no assurances that we will satisfy the 90 Percent Income Test in 2016 or qualify as a RIC for such year. Furthermore, our ownership percentages in our portfolio have grown over the last several years, which make it more difficult to pass certain RIC diversification tests when companies in our portfolio are successful and we want to invest more capital in those companies to increase our investment returns. As long as the aggregate values of our non-qualifying assets remain below 50 percent of total assets, we will continue to qualify as a RIC. Rather than selling portfolio companies that are performing well in order to pass our RIC diversification tests, we may opt instead not to qualify as a RIC. We will choose to take such action only if we believe that the result of the action will benefit us and our shareholders.

For the three months ended March 31, 2016, and March 31, 2015, we paid $5,830 and $105, respectively, in federal, state and local taxes. At March 31, 2016, and March 31, 2015, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of Ventures, which is taxed as a C Corporation. For the three months ended March 31, 2016, and March 31, 2015, our income tax expense for Ventures was $800 and $0, respectively.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the year ended December 31, 2015, $262,215 in capital related to the operating commitment and $1,132,950 in capital related to the investment commitment was called. During the three months ended March 31, 2016, $103,680 in capital related to the operating commitment was called. As of March 31, 2016, the Company had remaining unfunded commitments of $84,760 and $2,200,383, or approximately 12.7 percent and 66.0 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

NOTE 12. SHARE REPURCHASE PROGRAM

On August 6, 2015, our Board of Directors authorized a repurchase of up $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at December 31, 2015. The total dollar amount of shares repurchased in this period was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. The six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period. As of March 31, 2016, no additional repurchases have occurred, leaving a maximum of $2.5 million available for future repurchases.

NOTE 13. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the three months ended March 31, 2016, and March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015

Numerator for decrease in net assets per share resulting from operations	$(6,049,614)	$(3,922,038)

Denominator for basic weighted average shares	30,845,754	31,280,843

Basic net decrease in net assets per share resulting from operations	$(0.20)	$(0.13)

Denominator for diluted weighted average shares	30,845,754	31,280,843

Diluted net decrease in net assets per share resulting from operations	$(0.20)	$(0.13)

Anti-dilutive shares by type:
Stock Options	1,402,912	1, 413,412
Restricted Stock[1]	139,329	268,496

Total anti-dilutive shares	1,542,241	1,681,908

1A total of 713,000 and 893,000 market-based shares of restricted stock were outstanding during each of the three months ended March 31, 2016, and March 31, 2015, respectively. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the three months ended March 31, 2016, and March 31, 2015, the calculation of net decrease in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 14. RELATED PARTY TRANSACTIONS

As a BDC, we provide managerial assistance to our portfolio companies. In certain cases, we earn fees for providing such assistance. During the three months ended March 31, 2016, and March 31, 2015, we earned fees totaling $146,877 and $7,000, respectively.

NOTE 15. SUBSEQUENT EVENTS

On April 7, 2016, the Company made a $500,000 follow-on investment in NGX Bio, Inc., a privately held portfolio company.

On April 13, 2016, the Company made a $550,290 follow-on investment in Lodo Therapeutics Corporation, a privately held portfolio company.

On April 20, 2016, the Company received proceeds of $390,492 from funds held in escrow relating to the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc.

On April 22, 2016, the Company made a $225,000 initial investment in Fleet Health Alliance, LLC, a privately held portfolio company.

On May 4, 2016, the Company made a $150,000 initial investment in AgTech Accelerator Corporation, a privately held portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended March 31,
	2016	2015
Per Share Operating Performance

Net asset value per share, beginning of period	$2.88	$3.51

Net operating loss*	(0.04)	(0.07)
Net realized loss on investments*	(0.15)	(0.01)
Net increase in unrealized depreciation on investments and written call options*(1)	(0.01)	(0.05)
Share of loss on equity method investment(2)	0.00	0.00
Total from investment operations*	(0.20)	(0.13)

Net (decrease) increase as a result of stock- based compensation expense*	(0.01)	0.01

Total (decrease) increase from capital stock transactions	(0.01)	0.01

Net increase as a result of other comprehensive income*(2)	0.00	0.00

Net (decrease) in net asset value	(0.21)	(0.12)

Net asset value per share, end of period	$2.67	$3.39

Stock price per share, end of period	$1.65	$3.08

Total return based on stock price	(25.00)%	4.41%

Supplemental Data:

Net assets, end of period	$82,505,245	$105,892,734

Ratio of expenses, excluding taxes, to average net assets(3)	1.71%	2.02%

Ratio of expenses, including taxes, to average net assets(3)	1.72%	2.02%

Ratio of net operating loss to average net assets(3)	(1.36)%	(1.89)%

Average debt outstanding	$5,000,000	$55,556

Average debt per share	$0.16	$0.00

Number of shares outstanding, end of period	30,845,754	31, 280,843

*Based on average shares outstanding

(1)Net unrealized gains (losses) includes rounding adjustments to reconcile change in net asset value per share. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of unrealized losses on investments.

(2)Amounts listed as zero are amounts calculated as less than $0.005.

(3)Not annualized.

The accompanying unaudited notes are an integral part of this schedule.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited March 31, 2016, Consolidated Financial Statements and the Company's audited 2015 Consolidated Financial Statements and notes thereto.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a material part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We believe our future growth will be driven by building companies that are targeting the growing market of precision health and precision medicine. We believe that by operating these precision health and precision medicine companies as controlled partner companies rather than as traditional venture capital investments, we can provide more meaningful growth for our shareholders. Our team is already actively engaged in this market and in operating these companies.

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

As of March 31, 2016, we had nine portfolio companies focused on the precision health and precision medicine market. We had controlling positions in four of these nine companies.

Review of First Quarter 2016

During the first quarter of 2016, we continued to take steps to position the Company for potential future growth. We believe a number of accomplishments by our portfolio companies during the quarter have the potential to contribute to this goal. These accomplishments include:

•	We increased our investment income by 111 percent and decreased our net operating loss by 43 percent during the first quarter of 2016 as compared with the first quarter of 2015;

•	D-Wave Systems, Inc., EchoPixel, Inc., and Magic Leap, Inc., raised rounds of capital from new and current investors at higher prices per share than each company’s prior round of financing;

•	We founded a new company, Interome, Inc., that is focused on exciting opportunities in precision health and precision medicine. We currently control and manage Interome, leveraging existing resources within Harris & Harris Group to help build the company;

•	We launched H&H Co-Investment Partners, LLC, an entity formed to provide shareholders who are accredited investors and other accredited investors the opportunity to invest alongside us in our portfolio companies on an individual portfolio company basis;

•	Mersana Therapeutics, Inc., expanded its partnership with Takeda Pharmaceutical Company Limited. Mersana will receive an upfront payment of $40 million and an additional payment of $20 million upon clearance of the IND (Investigational New Drug application) for XMT-1522 by the FDA. Subject to the success of the XMT-1522 and antibody-drug conjugate programs, Mersana is eligible to receive milestone payments of more than $750 million combined as well as royalties. Takeda will also invest up to $20 million in equity in future rounds of Mersana financing.

•	Ensemble Therapeutics Corporation announced that it had achieved a milestone related to its partnership with Alexion; and

•	Metabolon, Inc., and SYNLAB Group formed a commercialization collaboration for its Quantose IR diagnostic test.

We also faced the following challenges during this quarter:

•	Net asset value per share decreased from $2.88 as of December 31, 2015, to $2.67 as of March 31, 2016;

•	Our share price decreased from $2.20 as of December 31, 2015, to $1.65 as of March 31, 2016, and $1.73 as of May 6, 2016;

•	The values of public equities, particularly those of microcapitalization companies, are highly volatile. The price per share and market capitalization of Adesto Technologies Corporation, Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc., decreased in value during the first quarter of 2016 as compared with the end of 2015. Additionally, the values of public market comparable companies that are inputs in determining the values of certain of our portfolio companies also decreased during the quarter. Our own stock price has been under considerable pressure from these and other headwinds;

•	Even though the financings of some of our portfolio companies may have occurred at increases in price per share from prior rounds of financing, such increases may not be reflected in full in our values owing to other rights and preferences afforded to investors in those rounds of financing. This challenge, in part, limited the positive potential contribution to our net asset value per share by companies that completed such rounds of financing during the first quarter of 2016;

•	Two of our portfolio companies, Cambrios Technologies Corporation and Ultora, Inc., completed auctions of their respective assets by a trustee appointed to conduct such liquidations for the benefit of creditors. We did not receive any proceeds from the liquidation of assets of either company; and

•	While Bridgelux, Inc., agreed to be acquired by a consortium of buyers in July of 2015, the transaction has yet to close, and we are uncertain if and when it will close.

Portfolio Summary

As of March 31, 2016, we had 21 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or merger and acquisition ("M&A") transactions and are not in the process of liquidating their assets. These do not include 1) our publicly traded and unrestricted securities of Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc. and OpGen, Inc.; 2) our publicly traded securities of Adesto Technologies Corporation, which are subject to restrictions on their sale; 3) our investment in NanoTerra, Inc., which was originally structured as a venture debt investment; 4) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc.; 5) our portfolio company, Laser Light Engines, Inc., which is in the process of liquidating its assets and/or has shut down; 6) our portfolio companies, Black Silicon Holdings, Inc., and SynGlyco, Inc., that exist to collect payments from the sale of subsidiaries or assets; and 7) our portfolio company, Bridgelux, Inc., which has entered into an acquisition agreement. As of March 31, 2016, we valued these 21 privately held equity-focused companies at $53,887,115. Including the companies referenced above, we valued our total portfolio at $73,521,729 as of March 31, 2016.

Summary of Returns

Since our investment in Otisville in 1983 through March 31, 2016, we have made a total of 108 equity-focused investments. We have completely exited 78 and partially exited two of these 108 investments, recognizing aggregate net realized gains of $84,224,913 on invested capital of $140,554,886, or 1.6 times invested capital. For the securities of the 25 privately held companies in our equity-focused portfolio held at March 31, 2016, we have net unrealized depreciation of $32,005,053 on invested capital of $87,963,977. We have aggregate net realized gains on our exited companies, offset by unrealized depreciation for our 25 currently held equity-focused investments of $52,219,860 on invested capital of $228,518,863. The above net realized gains do not take into consideration our annual operating expenses over the period from 1983 to March 31, 2016, which expenses are directly or indirectly borne by our shareholders. At March 31, 2016, from first dollar in, the average and median holding periods for the 25 privately held equity-focused investments were 5.2 years and 4.6 years, respectively. Historically, as measured from first dollar in to last dollar out, the average and median holding periods for the 78 investments we have fully exited were 4.6 years and 3.6 years, respectively.

The amount of net realizations includes the following exits in the first quarter of 2016:

•	Realized loss of $3,418,349 on our investment in Cambrios Technologies Corporation.
•	Realized loss of $1,244,955 on our investment in Ultora, Inc.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., or OpGen, Inc., that we owned as of March 31, 2016. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of March 31, 2016, our aggregate net realized gains and cumulative invested capital from 1983 through March 31, 2016, would be $80,437,855 and $153,618,443, respectively, or 1.5 times invested capital. These amounts also do not include our shares of Adesto Technologies Corporation that, while traded publicly, are restricted. Adesto is considered an affiliated company, and we are subject to a lock-up agreement.

Recent and Potential Liquidity Events From Our Portfolio as of March 31, 2016

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. On October 1, 2015, the Company received proceeds of $795,567 upon the achievement of the first milestone associated with this transaction. As of March 31, 2016, we valued the remaining potential milestone payments from the sale of Molecular Imprints at $464,073. On April 20, 2016, the Company received proceeds of $390,492 from the release of a portion of the funds held in escrow following the transaction. We could receive an additional $234,000 from amounts held in escrow as well as up to $938,926 upon the achievement of certain additional milestones. There can be no assurance as to the timing and how much of the remaining amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed to continue development and commercialization of nanoscale patterning in consumer and biomedical applications, and we became a shareholder of the new company.

On May 1, 2015, this new spin-out of Molecular Imprints, Inc.'s non-semiconductor business was acquired. Upon closing of the transaction, we received our initial payment of $705,794 and 24,897 shares of Series B Preferred Stock of the acquiring company. As of March 31, 2016, additional proceeds of $126,972 and 4,394 shares of Series B Preferred Stock of the acquiring party are held in an indemnity escrow and $3,386 is held in a stockholder representative funding escrow until May 1, 2016. As of March 31, 2016, we valued the funds and the shares of stock held in escrow from the sale of Molecular Imprints at $126,972 and $93,616, respectively.

As of March 31, 2016, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $2,495,696. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $4,141,910. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future.

In July 2015, SynGlyco negotiated the acceleration and settlement of payments due to it from the sale of its synthesis business to Corden Pharmaceuticals. This acceleration of payments yielded proceeds that paid off in full our senior secured debt investment with a payment to us of $567,500. We received additional repayments for our outstanding secured convertible bridge notes of approximately $750,000 during the first quarter of 2016. Additionally, SynGlyco entered into two license agreements that may provide additional payments in the future. These payments may bring our total cash distributions from this investment to approximately $1.7 million. We invested a total of $8.8 million in SynGlyco, beginning with our initial investment in 2007 and valued our securities of the company at $156,432 as of March 31, 2016.

On July 21, 2015, Bridgelux signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The timing of the close of this transaction remains uncertain.

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

Maturity of Current Equity-Focused Portfolio

Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. Our pipeline of investment maturities for the 25 equity-focused companies in our portfolio that are not in the process of being sold or shut down are shown in the figure below (our "Active Portfolio").

* Indicates publicly traded company as of March 31, 2016.

Note: Equity-focused portfolio companies and stage classifications as of March 31, 2016, not including 1) our rights to milestone payments associated with the acquisitions of BioVex Group, Nextreme Thermal Solutions and Molecular Imprints; and 2) portfolio companies currently in the process of being liquidated or sold, have ceased or are in the process of ceasing operations and/or are seeking a sale of their assets, including Laser Light Engines, SynGlyco, Bridgelux, and Black Silicon Holdings.

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

We categorize our new portfolio company, Interome, Inc., as an early-stage company.

Ownership of Our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we currently believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 21 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or M&A transactions) and are not in the process of liquidating their assets. Phylagen, Inc., which we consider an equity-focused company, is not included in the chart below. Our ownership of Phylagen is solely in a note in a series seed financing for which we do not have any voting rights.

Portfolio Company	Voting Ownership Range
EchoPixel, Inc. Interome, Inc.* NGXBio, Inc.* Produced Water Absorbents, Inc. ProMuc, Inc.* Senova Systems, Inc.*	>20%

ABSMaterials, Inc. TARA Biosystems, Inc.*	15-20%

HZO, Inc. ORIG3N, Inc.	10-15%

Accelerator IV-New York Corporation AgBiome, L.L.C. Ensemble Therapeutics Corp. Metabolon, Inc. Petra Pharma Corp.	5-10%

Mersana Therapeutics, Inc.	2.5-5%

D-Wave Systems, Inc.** Lodo Therapeutics Corp. Magic Leap, Inc. Nanosys, Inc.	0-2.5%

*Denotes a controlled affiliated company.

**We own voting and non-voting classes of preferred equity of D-Wave Systems, Inc. If the non-voting preferred equity was included in the calculation, our ownership of D-Wave would be in the 2.5-5% range.

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of March 31, 2016, we held at least one board seat or observer rights on 18 of our 21 equity-focused portfolio companies that have yet to complete a liquidity event or public listing and are not in the process of being shut down or have not agreed to be acquired (86 percent).

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2012, to March 31, 2016. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments

in Privately Held and Publicly Traded Companies

	2012	2013	2014	2015	Three Months Ended March 31, 2016
Total Incremental Investments	$15,141,941	$18,076,288	$14,276,808	$11,963,021	$2,253,692
No. of New Investments	2	2	3	4	1
No. of Follow-On Investment Rounds	26	37	33	31	6
No. of Rounds Led	3	9	8	8	1
Average Dollar Amount – Initial	$1,407,500	$550,001	$338,677	$395,738	$300,010
Average Dollar Amount – Follow-On	$474,113	$449,359	$401,842	$334,841	$325,613

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of March 31, 2016, and December 31, 2015, our total primary and secondary liquidity was $28,644,681 and $37,053,638, respectively. We do not include funds available and undrawn from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash and certain receivables. As of March 31, 2016, we held $14,311,324 in cash and $191,036 in certain receivables. As of December 31, 2015, we held $17,922,630 in cash and $30,427 in certain receivables.

During the three months ended March 31, 2016, we received proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc., and $42,085 in fees for providing managerial assistance to certain portfolio companies. These proceeds added to our primary liquidity during the three months ended March 31, 2016. Future payments upon achieving milestones from the sale of BioVex Group, Inc., and the sale of Molecular Imprints, Inc., to Canon, Inc., would also add to our primary liquidity if these milestones are achieved successfully. The probability-adjusted values of the future milestone payments for the sales of BioVex and Molecular Imprints, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of both unrestricted and restricted publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of March 31, 2016, our secondary liquidity was $14,142,321. Champions Oncology, Inc., accounts for $933,232 of the total amount of secondary liquidity based on the volume weighted average price of its common stock during the quarter ended March 31, 2016. Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., and OpGen, Inc., account for $9,946,658, $1,274,619 and $1,987,812, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of March 31, 2016. We were subject to lock-up agreements restricting our ability to trade our securities of Enumeral Biomedical Holdings and Adesto Technologies, exclusive of the general restriction on the transfer of unregistered securities, as of December 31, 2015. The lock-up period on our 7,966,368 shares and warrants for the purchase of 1,755,120 shares of common stock of Enumeral Biomedical Holdings expired on January 31, 2016. The lock-up period on our 1,769,868 shares of common stock of Adesto Technologies expired on April 25, 2016.

As of December 31, 2015, our secondary liquidity was $19,100,581. Champions Oncology, Inc., accounted for $944,819 of the total amount of secondary liquidity based on the volume weighted average price of its common stock during the quarter ended December 31, 2015. Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., and OpGen, Inc., accounted for $13,645,682, $1,831,468 and $2,678,612, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of December 31, 2015.

We also have the $20,000,000 Loan Facility, which we can draw on to increase liquidity. As of March 31, 2016, we had $5,000,000 in debt outstanding relating to this Loan Facility.

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

The most pronounced issue for certain of our portfolio companies in terms of execution related to the current business environment is the continued pressure on the price of oil. Our exposure to this market is limited to our investment in Produced Water Absorbents, Inc., which is valued at approximately two percent of our total assets.

Our ability to generate realized returns through the sale of the securities of our investee companies is impacted by the values of publicly traded companies, particularly microcapitalization companies and the global environment for M&A transactions. The valuations of microcapitalization indices decreased during the first quarter of 2016. According to the National Venture Capital Association, the number of IPOs were at its lowest since the third quarter of 2011, and M&A transactions decreased by 19 percent compared with the first quarter of 2015. We believe the current business environment is relatively risk-adverse, which leads to liquid capital being shifted from risky companies, which are often microcapitalization companies, to less risky companies and results in a decrease in the overall value of those companies. Given the uncertainty over future interest rates, the U.S. election, the oil and gas markets, and the global economy, particularly in China, we expect that the values of microcapitalization companies will continue to be volatile and under pressure, which may affect our ability to monetize our positions in our publicly traded portfolio companies and the value which is ultimately realized from these investments.

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

Public Companies' Trading History

	Price per Share on May 6, 2016	Q1 2016 Trading Range	H&H Ownership Value in Q1 2016 Trading Range*	January - December 2015 Trading Range	H&H Ownership Value in January - December 2015 Trading Range*

Adesto Technologies Corporation	$3.23	$4.94 - $7.81	$8.7 - $13.8 Million	$5.00 - $8.50	$8.8 - $15.0 Million

Champions Oncology, Inc.**	$4.05	$3.23 - $4.30	$0.8 - $1.0 Million	$2.40 - $9.00	$0.6 - $2.2 Million

Enumeral Biomedical Holdings, Inc.	$0.19	$0.16 - $0.29	$1.3 - $2.3 Million	$0.18 - $1.07	$1.4 - $8.5 Million

OpGen. Inc.	$1.14	$1.36 - $1.97	$1.9 - $2.8 Million	$1.45 - $5.44	$2.0 - $7.7 Million

Total:			$12.7 - $19.9 Million		$12.8- $33.4 Million

*Calculated based on common shares held as of March 31, 2016.

**On August 12, 2015, Champions Oncology effected a 12:1 reverse stock split; trading range reported on a split-adjusted basis.

In each of the years in the period of 2012 through 2015 and for the three months ended March 31, 2016, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2012	2013	2014	2015	Three Months Ended March 31, 2016

Net Asset Value, BOY	$145,698,407	$128,436,774	$122,701,575	$109,654,427	$88,711,671

Gross Write-Downs During Year	$(19,604,046)	$(19,089,816)	$(14,050,501)	$(15,710,180)	$(5,186,202)

Gross Write-Ups During Year	$14,099,904	$10,218,994	$4,587,923	$6,628,025	$5,511,178

Gross Write-Downs as a Percentage of Net Asset Value, BOY	(13.5)%	(14.9)%	(11.5)%	(14.3)%	(5.8)%

Gross Write-Ups as a Percentage of Net Asset Value, BOY	9.7%	8.0%	3.8%	6.0%	6.2%

Net Change as a Percentage of Net Asset Value, BOY	(3.8)%	(6.9)%	(7.7)%	(8.3)%	0.4%

From December 31, 2015, to March 31, 2016, the value of our equity-focused portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., decreased by $3,637,663, from $77,090,715 to $73,453,052.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies decreased in value by $3,235,381 from $73,728,664 to $70,493,283.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We also note that our Valuation Committee does not set the value of our unrestricted or registered shares of Enumeral Biomedical Holdings, Inc., which trade on an OTC exchange, or the value of our unrestricted shares of Adesto Technologies Corporation or the unrestricted or registered shares and a portion of our warrants for the purchase of common stock of OpGen, Inc., which both trade on the NASDAQ Capital Market. For the fourth quarter of 2015, our Valuation Committee set the value of Champions Oncology, Inc., owing to the determination that it did not trade in an active market.

Five portfolio companies, Adesto Technologies Corporation, Metabolon, Inc., Senova Systems, Inc., Produced Water Absorbents, Inc., and OpGen, Inc., accounted for $8.5 million, or 83 percent, of the gross write-downs of our portfolio companies held as of March 31, 2016.

The change in value of Adesto Technologies Corporation and OpGen, Inc. was owing to decreases in the price per share of each company’s publicly traded stock. We note that a portion of our securities of OpGen and all of our shares of Adesto were not fair valued by the Valuation Committee as of March 31, 2016, because those securities were registered, unrestricted securities that traded in an active market and were, therefore, valued based on the closing price of the shares on the date of valuation. The primary contributing factor for the decrease in valuation of OpGen was a decrease in the stock price of the company from $1.90 as of December 31, 2015, to $1.41 as of March 31, 2016. The primary contributing factor for the decrease in valuation of Adesto was a decrease in the stock price of the company from $7.71 as of December 31, 2015, to $5.62 as of March 31, 2016.

The primary contributing factor for the decrease in valuation of Metabolon, Inc., was the decrease of multiples of revenues of publicly traded comparable companies used to derive the value of our securities of the company, offset, in part, by an increase in its revenues on a twelve-month trailing basis. The primary contributing factor for the decrease in valuation of Produced Water Absorbents, Inc., was the continued market downturn in the oil and gas industries.

The primary contributing factor for the decrease in valuation of Senova Systems, Inc., was the shift in the valuation methodology from a value based on the previous round of financing to a value based on a discounted cash flow analysis.

Three portfolio companies, D-Wave Systems, Inc., HZO, Inc., and Magic Leap, Inc., accounted for $5.2 million or 94 percent of the gross write-ups of our portfolio companies held as of March 31, 2016.

The primary contributing factor for the increase in valuation of D-Wave Systems, Inc., was the terms of the round of financing closed at the end of the first quarter of 2016.

The primary contributing factor for the increase in valuation of HZO, Inc., was an increase in the volatility of publicly traded comparable companies and the effect this increase has on derivation and allocation of value based on option pricing models.

The primary contributing factor for the increase in valuation of Magic Leap, Inc., was the terms of the sale of the Company’s shares of Magic Leap to an undisclosed buyer.

As of March 31, 2016, our top ten investments by value accounted for approximately 79 percent of the value of our equity-focused portfolio.

Top Ten Equity-Focused Investments by Value

Portfolio Company	Value as of 03/31/2016	Cumulative % of Equity Focused Venture Capital Portfolio

D-Wave Systems, Inc.	$11,539,147	16%

Metabolon, Inc.	$11,078,071	32%

Adesto Technologies Corp.*	$9,946,658	46%

HZO, Inc.	$7,418,321	57%

AgBiome, L.L.C.	$5,655,517	65%

Ensemble Therapeutics Corp.	$2,145,390	68%

OpGen, Inc.*	$2,088,420	71%

TARA Biosystems, Inc.	$2,063,050	74%

EchoPixel, Inc.	$1,839,059	76%

Bridgelux, Inc.	$1,821,390	79%

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the three months ended March 31, 2016, and March 31, 2015, we did not hold any U.S. government securities.

Three months ended March 31, 2016, as compared with the three months ended March 31, 2015

In the three months ended March 31, 2016, and March 31, 2015, we had net decreases in net assets resulting from operations of $6,049,614 and $3,922,038, respectively.

Investment Income and Expenses:

We had net operating losses of $1,161,926 and $2,036,345 for the three months ended March 31, 2016, and March 31, 2015, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense, net of forfeitures, included in salaries, benefits and stock-based compensation of $(104,566) in 2016 primarily associated with the compensation cost for restricted stock as compared with $212,591 for the same period in 2015. During the three months ended March 31, 2016, and 2015, total investment income was $302,042 and $142,832, respectively. During the three months ended March 31, 2016, and 2015, total operating expenses were $1,463,968 and $2,179,177, respectively.

During the three months ended March 31, 2016, as compared with the same period in 2015, investment income increased, reflecting increases in fees for providing managerial assistance to portfolio companies and interest income from convertible bridge notes and non-convertible promissory notes, offset by decreases in yield-enhancing fees on debt securities. Our fees for providing managerial assistance to portfolio companies of $146,877 for the three months ended March 31, 2016, include $100,000 earned from Interome, Inc., a newly founded portfolio company that we currently control and manage, pursuant to a consulting agreement between the Company and Interome executed during the first quarter and expiring on December 31, 2016. This consulting agreement is expected to provide the Company with $900,000, in aggregate, in fees for providing managerial assistance to Interome for 2016. During the three months ended March 31, 2016, and March 31, 2015, we did not hold any U.S. government securities primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expense, were $1,463,968 and $2,179,177 for the three months ended March 31, 2016, and March 31, 2015, respectively. The decrease in operating expenses for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, professional fees, rent expense, insurance expense, directors' fees and expenses and custody fees, offset by increases in administration and operations expense and interest and other debt expense.

Salaries, benefits and stock-based compensation expense decreased by $474,581, or 44.0 percent, for the three months ended March 31, 2016, as compared with March 31, 2015, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease of $60,250 in employee bonus expense and a decrease in compensation cost of $317,157 for restricted stock awards associated with the Stock Plan. At March 31, 2016, we had seven full-time employees and one part-time employee as compared with 10 full-time employees and one part-time employee at March 31, 2015. Professional fees decreased by $273,412, or 47.8 percent, for the three months ended March 31, 2016, as compared with March 31, 2015, primarily as a result of a decrease in certain legal, consulting and accounting fees. Rent expense decreased by $10,486, or 15.5 percent, for the three months ended March 31, 2016, as compared with March 31, 2015. Our rent expense of $57,220 for the three months ended March 31, 2016, includes $71,639 of rent paid in cash, net of $14,419 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Insurance expense decreased by $8,036, or 11.9 percent, for the three months ended March 31, 2016, as compared with March 31, 2015. Directors' fees and expenses decreased by $49,015, or 41.0 percent, for the three months ended March 31, 2016, as compared with March 31, 2015, primarily owing to additional meetings held the Board of Directors during the comparable period in 2015. Custody fees decreased by $3,851, or 24.2 percent, for the three months ended March 31, 2016, as compared with March 31, 2015.

Administration and operations expense increased by $41,058, or 40.6 percent, for the three months ended March 31, 2016, as compared with March 31, 2015, primarily as a result of timing differences related to certain accrued expenses, offset by decreases in managing directors' travel-related expenses and net decreases in general office and administration expenses. Interest and other debt expense increased by $64,306, or 44.7 percent, for the three months ended March 31, 2016, as compared with March 31, 2015, primarily as a result of utilization fees associated with a drawdown of the Loan Facility.

Realized Gains and Losses from Investments:

During the three months ended March 31, 2016, and March 31, 2015, we realized net losses on investments of $4,403,948 and $283,301, respectively.

During the three months ended March 31, 2016, we realized net losses of $4,403,948 consisting of a realized loss of $3,418,349 on our investment in Cambrios Technologies Corporation and a realized loss of $1,244,955 on our investment in Ultora, Inc., offset by a realized gain of $195,812 on our escrow payment from the sale of our investment in Molecular Imprints, Inc., to Canon, Inc., and a realized gain of $63,544 on our escrow payment from the sale of our investment in Molecular Imprints, Inc., to Magic Leap, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended March 31, 2016, net unrealized depreciation on total investments increased by $436,428, or less than one percent, from accumulated net unrealized depreciation of $39,909,204 at December 31, 2015, to accumulated net unrealized depreciation of $40,345,632 at March 31, 2016. During the three months ended March 31, 2015, net unrealized depreciation on total investments increased by $1,470,781, or 6.5 percent, from accumulated net unrealized depreciation of $22,606,475 at December 31, 2014, to accumulated net unrealized depreciation of $24,077,256 at March 31, 2015.

During the three months ended March 31, 2016, net unrealized depreciation on our venture capital investments increased by $436,428, from net unrealized depreciation of $39,909,204 at December 31, 2015, to net unrealized depreciation of $40,345,632 at March 31, 2016, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Adesto Technologies Corporation	3,699,024
Metabolon, Inc.	2,543,773
Senova Systems, Inc.	822,281
Produced Water Absorbents, Inc.	725,517
OpGen, Inc.	717,995
Bridgelux, Inc.	717,494
Enumeral Biomedical Corp.	592,286
Nanosys, Inc.	178,935
NGX Bio, Inc.	163,795
Black Silicon Holdings, Inc.	20,343
Champions Oncology, Inc.	13,121
SynGlyco, Inc.	12,256
ORIG3N, Inc.	1,336
Mersana Therapeutics, Inc.	472

The write-downs for the three months ended March 31, 2016, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Ups

D-Wave Systems, Inc.	4,137,420
HZO, Inc.	291,535
Magic Leap, Inc.	275,065
AgBiome, LLC	165,226
Phylagen, Inc.	88,778
Ensemble Therapeutics Corporation	34,488
ABSMaterials, Inc.	20,060
EchoPixel, Inc.	11,967
NanoTerra, Inc.	6,488
TARA Biosystems, Inc.	5,225
Petra Pharma Corporation	3,780
Lodo Therapeutics Corporation	554

In addition to the write-ups listed above, we had a decrease in unrealized depreciation of $3,418,349 on our investment in Cambrios Technologies Corporation owing to a realized loss on the write-off of its securities.

We had a decrease in unrealized depreciation of $1,244,955 on our investment in Ultora, Inc., owing to a realized loss on the write-off of its securities.

We had a decrease in unrealized depreciation of $470,592 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had a decrease in unrealized depreciation of $2,254 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

We had an increase in unrealized depreciation of $404,536 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

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

Financial Condition

March 31, 2016

At March 31, 2016, our total assets and net assets were $89,533,370 and $82,505,245, respectively. At December 31, 2015, our total assets and net assets were $96,461,286 and $88,711,671, respectively.

At March 31, 2016, our net asset value per share was $2.67, as compared with $2.88 at December 31, 2015. At March 31, 2016, and December 31, 2015, our shares outstanding were 30,845,754.

Significant developments in the three months ended March 31, 2016, included a decrease in the holdings of our venture capital investments of $3,631,175 and a decrease in our cash of $3,611,306. The decrease in our venture capital investments from $77,152,904 at December 31, 2015, to $73,521,729 at March 31, 2016, resulted primarily from a decrease in the net value of our venture capital investments held of $5,884,867, offset by new and follow-on investments of $2,253,692. The decrease in our cash from $17,922,630 at December 31, 2015, to $14,311,324 at March 31, 2016, is primarily owing to new and follow-on venture capital investments totaling $2,253,692 and the payment of cash for operating expenses of $1,603,353, offset by proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., and proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc.

The following table is a summary of additions to our portfolio of investments made during the three months ended March 31, 2016:

New Investments	Amount of Investment

Interome, Inc.	$300,010

Follow-On Investments	Amount of Investment

Produced Water Absorbents, Inc.	$875,000
EchoPixel, Inc.	500,000
Senova Systems, Inc.	250,000
Produced Water Absorbents, Inc.	125,000
Accelerator IV-New York Corporation	103,680
ABSMaterials, Inc.	100,000
NGX Bio, Inc.	2

Total	$2,253,692

The following table summarizes the value of our portfolio of venture capital investments as compared with its cost at March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015

Venture capital investments, at cost	$113,867,361	$117,062,108
Net unrealized (depreciation)	(40,345,632)	(39,909,204)
Venture capital investments, at value	$73,521,729	$77,152,904

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2016, was $3,611,306, primarily reflecting the purchase of venture capital investments of $2,253,692 and the payment of operating expenses of $1,603,353, offset by proceeds from the sale of investments and repayment of principal of $863,950.

Net cash used in investing activities for the three months ended March 31, 2016, was $0.

Net cash provided by financing activities for the three months ended March 31, 2016, was $0.

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

Liquidity and Capital Resources

Our liquidity and capital resources are generated and are generally available through our cash holdings, cash flows from payments received on our venture debt investments, fees received for providing managerial assistance to portfolio companies, proceeds received from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings and interest earned from our venture debt securities. We believe the increase or decrease in the value of our venture capital investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of March 31, 2016, and December 31, 2015, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of March 31, 2016, we had $5,000,000 in debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At March 31, 2016, and December 31, 2015, our total primary liquidity was $14,502,360 and $17,953,057, respectively. Our primary liquidity is principally comprised of our cash and certain receivables. The decrease in our primary liquidity from December 31, 2015, to March 31, 2016, is primarily owing to new and follow-on venture capital investments totaling $2,253,692 and the payment of cash for operating expenses of $1,603,353, offset by proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., and proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc.

At March 31, 2016, and December 31, 2015, our secondary liquidity was $14,142,321 and $19,100,581, respectively. Our secondary liquidity consists of our publicly traded securities and does not include the value of warrants we hold in Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of March 31, 2016, our publicly traded securities of Adesto Technologies Corporation, Enumeral Biomedical Holdings and OpGen, Inc., were restricted from sale.

As of March 31, 2016, we have $5,000,000 in debt outstanding.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of March 31, 2016, our net asset value per share was $2.67 per share and our closing market price was $1.65 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

At March 31, 2016, and December 31, 2015, the Company had $5,000,000 in debt outstanding. The remaining capacity under the Loan Facility was $15,000,000 at March 31, 2016.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Multi-Draw Loan Facility(1)	$5,761,111	$506,944	$5,254,167	$0	$0
Operating leases	1,122,998	289,481	600,854	232,663	0
Total	$6,884,109	$796,425	$5,855,021	$232,663	$0

(1)As of March 31, 2016, we had $15,000,000 of unused borrowing capacity under our Loan Facility.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the year ended December 31, 2015, $262,215 in capital related to the operating commitment and $1,132,950 in capital related to the investment commitment was called. During the three months ended March 31, 2016, $103,680 in capital related to the operating commitment was called. As of March 31, 2016, the Company had remaining unfunded commitments of $84,760 and $2,200,383, or approximately 12.7 percent and 66.0 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of March 31, 2016, our financial statements include investments fair valued at $60,084,507, and equity method valued at $228,133, the values of which were determined in good faith by, or under the direction of, the Board of Directors. As of March 31, 2016, approximately 73 percent of our net assets represent investments in portfolio companies valued by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of March 31, 2016.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of March 31, 2016, approximately 81 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On April 7, 2016, the Company made a $500,000 follow-on investment in NGX Bio, Inc., a privately held portfolio company.

On April 13, 2016, the Company made a $550,290 follow-on investment in Lodo Therapeutics, Corporation, a privately held portfolio company.

On April 20, 2016, the Company received proceeds of $390,492 from funds held in escrow relating to the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc.

On April 22, 2016, the Company made a $225,000 initial investment in Fleet Health Alliance, LLC, a privately held portfolio company.

On May 4, 2016, the Company made a $150,000 initial investment in AgTech Accelerator Corporation, a privately held portfolio company.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $474,030 at March 31, 2016.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2016, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2015, before you purchase any of our common stock.

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

As of March 31, 2016, we believe that the following updates should be considered to the risk factors previously disclosed in response to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Approximately 56.7 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, or 48.5 percent of our net asset value, as of March 31, 2016, is concentrated in D-Wave Systems, Inc., Metabolon, Inc., Adesto Technologies Corporation, and HZO, Inc.

At March 31, 2016, we valued our investment in D-Wave, which had a historical cost to us of $5,689,311, at $11,539,147, our investment in Metabolon, which had a historical cost to us of $7,231,212, at $11,078,071, our investment in Adesto, which had a historical cost to us of $11,482,417, at $9,946,658, and our investment in HZO, which had a historical cost to us of $8,876,508, at $7,418,321, which collectively represent 56.7 percent of the net asset value attributable to our equity-focused venture capital investment portfolio, excluding our rights to potential future milestone payments from the sale of BioVex to Amgen, or 48.5 percent of our net asset value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities

On August 6, 2015, our Board of Directors authorized a repurchase of up to $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at December 31, 2015. The total dollar amount of shares repurchased in this period was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. The six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period. As of March 31, 2016, no additional repurchases have occurred, leaving a maximum of $2.5 million available for future repurchases.

The following table discloses on a monthly basis the total number of shares repurchased (including the total number of shares repurchased under this program), the average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

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

Date: May 9, 2016

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14

HARRIS & HARRIS GROUP, INC.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Amount of
		Dividends
		or Interest	Value as of		Gross	Value as of
	Title of Issue or	Credited	December 31,	Gross	Reductions	March 31,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2015	Additions (C)	(D)	2016

MAJORITY OWNED CONTROLLED INVESTMENTS:

Black Silicon Holdings, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series A-1 Convertible Preferred Stock	0	0	0	0	0

	Series A-2 Convertible Preferred Stock	0	0	0	0	0

	Series B-1 Convertible Preferred Stock	0	0	0	0	0

	Series C Convertible Preferred Stock	0	0	0	0	0

	Secured Convertible Bridge Notes	25,853	316,613	5,510	0	322,123

Interome, Inc.	Common Stock	$0	$0	$10	$0	$10

	Secured Convertible Bridge Note	3,100	0	300,000	0	300,000

NGX Bio, Inc.	Series Seed Convertible Preferred Stock	$0	$446,878	$48,940	$0	$495,818

	Series A Convertible Preferred Stock	0	403,538	0	(63,777)	339,761

	Warrants for Series Seed Preferred Stock	0	148,958	0	(148,958)	0

ProMuc, Inc.	Common Stock	$0	$1	$0	$0	$1

	Secured Convertible Bridge Note	11,568	650,915	11,568	0	662,483

SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0

	Series A' Convertible Preferred Stock	0	100,343	0	(12,255)	88,088

	Secured Convertible Bridge Notes	10,243	808,101	0	(739,757)	68,344

TARA Biosystems, Inc.	Common Stock	$0	$20	$0	$0	$20

	Secured Convertible Bridge Notes	34,386	2,023,419	39,611	0	2,063,030

Total Majority Owned Controlled Investments		$85,150	$4,898,786	$405,639	$(964,747)	$4,339,678

i

		Amount of
		Dividends
		or Interest	Value as of		Gross	Value as of
	Title of Issue or	Credited	December 31,	Gross	Reductions	March 31,
Name of Issuer	Nature of Indebtedness(A)	to Income (B)	2015	Additions (C)	(D)	2016

OTHER CONTROLLED INVESTMENTS:

Senova Systems, Inc.	Series B Convertible Preferred Stock	$0	$284,938	$0	$(174,581)	$110,357

	Series B-1 Convertible Preferred Stock	0	659,411	0	(433,800)	225,611

	Series C Convertible Preferred Stock	0	1,127,419	0	(189,405)	938,014

	Warrants for Series B Preferred Stock	0	39,980	0	(24,495)	15,485

	Secured Convertible Bridge Note	5,274	0	255,274	0	255,274

Total Other Controlled Investments		$5,274	$2,111,748	$255,274	$(822,281)	$1,544,741

Total Controlled Investments		$90,424	$7,010,534	$660,913	$(1,787,028)	$5,884,419

AFFILIATED INVESTMENTS:

ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$160,303	$20,681	$0	$180,984

	Series B Convertible Preferred Stock	0	823,319	0	(621)	822,698

	Secured Convertible Bridge Note	1,578	0	101,578	0	101,578

AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$4,022,722	$124,885	$0	$4,147,607

	Series A-2 Convertible Preferred Stock	0	891,588	30,002	0	921,590

	Series B Convertible Preferred Stock	0	575,979	10,341	0	586,320

D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,485,943	$1,032,366	$0	$2,518,309

	Series 1 Class C Convertible Preferred Stock	0	588,844	407,982	0	996,826

	Series 1 Class D Convertible Preferred Stock	0	1,117,858	774,509	0	1,892,367

	Series 1 Class E Convertible Preferred Stock	0	368,385	239,717	0	608,102

ii

		Amount of
		Dividends
		or Interest
		Credited	Value as of			Value as of
	Title of Issue or	to Income	December 31,	Gross	Gross	March 31,
Name of Issuer	Nature of Indebtedness(A)	(B)	2015	Additions (C)	Reductions (D)	2016

D-Wave Systems, Inc. (Cont'd)	Series 1 Class F Convertible Preferred Stock	$0	$353,940	$230,317	$0	$584,257

	Series 1 Class H Convertible Preferred Stock	0	732,972	408,648	0	1,141,620

	Series 2 Class D Convertible Preferred Stock	0	886,651	614,317	0	1,500,968

	Series 2 Class E Convertible Preferred Stock	0	711,876	458,894	0	1,170,770

	Series 2 Class F Convertible Preferred Stock	0	683,959	440,898	0	1,124,857

	Warrants for Common Stock	0	710	361	0	1,071

EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$1,327,092	$8,355	$0	$1,335,447

	Convertible Bridge Note	525	113,425	0	(113,425)	0

	Series Seed-2 Convertible Preferred Stock	0	0	503,612	0	503,612

Ensemble Therapeutics Corporation	Series B Convertible Preferred Stock	$0	$662,607	$42,053	$0	$704,660

	Series B-1 Convertible Preferred Stock	0	1,448,295	0	(7,565)	1,440,730

HZO, Inc.	Common Stock	$0	$329,802	$30,192	$0	$359,994

	Series I Convertible Preferred Stock	0	4,281,820	204,861	0	4,486,681

	Series II Convertible Preferred Stock	0	2,515,164	56,482	0	2,571,646

Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0

	Series B Convertible Preferred Stock	0	0	0	0	0

	Convertible Bridge Notes(E)	0	0	0	0	0

Lodo Therapeutics Corporation	Series A Convertible Preferred Stock	$0	$107,281	$554	$0	$107,835

Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$3,699,120	$0	$(741,622)	$2,957,498

	Series B-1 Convertible Preferred Stock	0	1,479,647	0	(296,649)	1,182,998

	Series C Convertible Preferred Stock	0	3,388,907	0	(677,613)	2,711,294

	Series D Convertible Preferred Stock	0	2,887,617	0	(528,118)	2,359,499

iii

		Amount of
		Dividends
		or Interest
		Credited	Value as of			Value as of
	Title of Issue or	to Income	December 31,	Gross	Gross	March 31,
Name of Issuer	Nature of Indebtedness(A)	(B)	2015	Additions (C)	Reductions (D)	2016

Metabolon, Inc. (Cont'd)	Series E-1 Convertible Preferred Stock	$0	$1,776,987	$0	$(242,592)	$1,534,395

	Series E-2 Convertible Preferred Stock	0	389,566	0	(57,179)	332,387

ORIG3N, Inc.	Series I Convertible Preferred Stock	$0	$826,563	$1,059	$0	$827,622

	Series A Convertible Preferred Stock	0	750,338	0	(2,395)	747,943

Petra Pharma Corporation	Series A Convertible Preferred Stock	$0	$1,019,755	$3,780	$0	$1,023,535

Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$77,549	$0	$(54,426)	$23,123

	Series B Convertible Preferred Stock	0	214,302	0	(150,402)	63,900

	Series B-2 Convertible Preferred Stock	0	154,718	0	(108,585)	46,133

	Series B-3 Convertible Preferred Stock	0	140,109	0	(98,332)	41,777

	Series C Convertible Preferred Stock	0	75,581	0	(53,045)	22,536

	Series D Convertible Preferred Stock	0	133,330	0	(93,574)	39,756

	Warrants for Series B-2 Convertible Preferred Stock	0	174	0	(174)	0

	Subordinated Secured Non- Convertible Debt	34,958	560,538	9,953	0	570,491

	Secured Convertible Bridge Note	23,630	143,926	0	(23,677)	120,249

	Senior Secured Debt	0	0	875,000	0	875,000

Total Affiliated Private Investments		$60,691	$41,909,262	$6,631,397	$(3,249,994)	$45,290,665

iv

		Amount of
		Dividends
		or Interest
		Credited	Value as of			Value as of
	Title of Issue or	to Income	December 31,	Gross	Gross	March 31,
Name of Issuer	Nature of Indebtedness(A)	(B)	2015	Additions (C)	Reductions (D)	2016

PUBLICLY TRADED AFFILIATED INVESTMENTS:

Adesto Technologies Corporation	Common Stock	$0	$13,645,682	$0	$(3,699,024)	$9,946,658

Enumeral Biomedical Holdings, Inc.	Common Stock	$0	$1,831,468	$0	$(556,849)	$1,274,619

	Warrants for Common Stock	0	87,486	0	(35,383)	52,103

	Options to Purchase Common Stock	0	54	0	(54)	0

OpGen, Inc.	Common Stock	$0	$2,678,612	$0	$(690,800)	$1,987,812

	Warrants for Common Stock	0	127,803	0	(27,195)	100,608

Total Non- Controlled Affiliated Public Investments		$0	$18,371,105	$0	$(5,009,305)	$13,361,800

Total Non- Controlled Affiliated Investments		$60,691	$60,280,367	$6,631,397	$(8,259,299)	$58,652,465

EQUITY METHOD INVESTMENT:

Accelerator IV-New York Corporation	Series A Common Stock	$0	$165,936	$62,197	$0	$228,133

Total Equity Method Investment		$0	$165,936	$62,197	$0	$228,133

(A)

Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of March 31, 2016, and December 31, 2015.

(B)

Represents the total amount of interest or dividends and yield-enhancing fees on debt securities credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate. Amounts credited to preferred or common stock represent accrued bridge note interest related to conversions that occurred during the first quarter of 2016.

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