Form 10-Q
period 2016-06-30
HARRIS & HARRIS GROUP INC /NY/
filed 2016-08-09
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐    No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at August 8, 2016
Common Stock, $0.01 par value per share	30,880,829 shares

Harris & Harris Group, Inc.
Form 10-Q, June 30, 2016

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $15,732,223 and $18,857,235, respectively)	$6,621,231	$5,376,472
Unaffiliated rights to milestone payments (adjusted cost basis: $781,863 and $781,863, respectively)	2,993,857	3,362,051
Unaffiliated publicly traded securities (cost: $1,623,029 and $1,623,029, respectively)	552,215	957,544
Non-controlled affiliated privately held companies (cost: $50,377,689 and $49,262,921, respectively)	48,536,764	41,909,262
Non-controlled affiliated publicly traded companies (cost: $23,165,788 and $23,165,788, respectively)	9,688,048	18,371,105
Controlled affiliated privately held companies (cost: $23,679,289 and $23,205,336, respectively)	6,294,427	7,010,534
Equity method privately held companies (adjusted cost basis: $334,216 and $165,936, respectively)	334,216	165,936
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $115,694,097 and $117,062,108, respectively)	75,020,758	77,152,904
Cash	11,841,767	17,922,630
Funds held in escrow from sales of investments at value (Note 3)	116,781	374,565
Receivable from portfolio companies	209,477	13,032
Receivable from sale of investments (Note 3)	383,581	0
Interest receivable	99,815	10,333
Prepaid expenses	358,135	563,699
Other assets	398,052	424,123
Total assets	$88,428,366	$96,461,286
LIABILITIES & NET ASSETS
Term loan credit facility (Note 5)	$5,000,000	$5,000,000
Post retirement plan liabilities (Note 8)	1,222,360	1,202,148
Accounts payable and accrued liabilities	671,828	1,268,355
Deferred rent	249,896	279,112
Total liabilities	$7,144,084	$7,749,615
Commitments and contingencies (Note 11)
Net assets	$81,284,282	$88,711,671
Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 6/30/16 and 12/31/15; 33,218,651 and 33,183,576 issued at 6/30/16 and 12/31/15, respectively	332,186	331,836
Additional paid in capital (Note 9)	215,674,385	215,762,973
Accumulated net operating and realized loss	(89,848,153)	(83,377,629)
Accumulated unrealized depreciation of investments	(40,673,339)	(39,909,204)
Accumulated other comprehensive income (Note 8)	404,728	509,220
Treasury stock, at cost (2,337,822 shares at 6/30/16 and 12/31/15) (Note 12)	(4,605,525)	(4,605,525)
Net assets	$81,284,282	$88,711,671
Shares outstanding	30,880,829	30,845,754
Net asset value per outstanding share	$2.63	$2.88

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Investment income:
Interest from:
Unaffiliated companies	$3,692	$9,533	$6,310	$20,776
Non-controlled affiliated companies	96,806	201,896	152,872	254,322
Controlled affiliated companies	95,718	47,207	186,142	91,633
Cash and U.S. Treasury securities and other	917	3,318	2,349	4,748
Fees for providing managerial assistance to portfolio companies (Note 14)	222,976	6,500	369,853	13,500
Yield-enhancing fees on debt securities	39,933	19,741	44,558	46,048
Total investment income	460,042	288,195	762,084	431,027
Expenses:
Salaries, benefits and stock-based compensation (Note 9)	617,599	977,689	1,221,507	2,056,178
Administration and operations	110,120	134,860	252,412	236,094
Professional fees	349,743	314,785	648,565	887,019
Rent (Note 3)	57,221	67,758	114,441	135,464
Insurance expense	67,538	73,724	127,113	141,335
Directors' fees and expenses	74,151	68,901	144,760	188,525
Interest and other debt expenses	208,025	208,026	416,051	351,746
Custody fees	12,629	15,704	24,690	31,616
Depreciation	11,322	12,055	22,777	24,702
Total expenses	1,508,348	1,873,502	2,972,316	4,052,679
Net operating loss	(1,048,306)	(1,585,307)	(2,210,232)	(3,621,652)
Net realized gain (loss):
Realized gain (loss) from investments:
Unaffiliated companies	233,531	3,289,351	(2,925,462)	3,299,836
Non-controlled affiliated companies	0	(98,644)	(1,244,955)	(392,430)
Publicly traded companies	15	41,411	15	41,411
Realized gain (loss) from investments	233,546	3,232,118	(4,170,402)	2,948,817
Income tax (benefit) expense (Note 10)	(1,339)	1,600	4,491	1,705
Net realized gain (loss) from investments	234,885	3,230,518	(4,174,893)	2,947,112
Net (increase) decrease in unrealized depreciation on investments:
Unaffiliated companies	1,477,991	(3,782,012)	4,369,770	(4,405,846)
Controlled affiliated companies	(176,611)	199,923	(1,190,061)	357,040
Unaffiliated rights to milestone payments	34,088	(13,597)	(368,194)	(12,681)
Non-controlled affiliated companies	2,402,785	3,434,300	5,512,736	(146,818)
Publicly traded non-controlled affiliated companies	(3,673,752)	(2,353,228)	(8,683,057)	(601,804)
Publicly traded unaffiliated companies	(392,208)	(601,763)	(405,329)	222,951
Net increase in unrealized depreciation on investments	(327,707)	(3,116,377)	(764,135)	(4,587,158)
Net realized and unrealized (loss) gain on investments	(92,822)	114,141	(4,939,028)	(1,640,046)
Share of loss on equity method investments	(43,917)	(58,330)	(85,399)	(189,836)
Net decrease in net assets resulting from operations:
Total	$(1,185,045)	$(1,529,496)	$(7,234,659)	$(5,451,534)
Per average basic and diluted outstanding share	$(0.04)	$(0.05)	$(0.24)	$(0.17)
Average outstanding shares - basic and diluted	30,850,982	31,285,894	30,848,368	31,283,382

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net decrease in net assets resulting from operations	$(1,185,045)	$(1,529,496)	$(7,234,659)	$(5,451,534)
Other comprehensive loss:
Amortization of prior service (benefit)	(52,246)	(52,246)	(104,492)	(104,492)
Other comprehensive loss	(52,246)	(52,246)	(104,492)	(104,492)
Comprehensive loss	$(1,237,291)	$(1,581,742)	$(7,339,151)	$(5,556,026)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(7,234,659)	$(5,451,534)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss and change in unrealized depreciation on investments	4,934,537	1,638,341
Depreciation of fixed assets, amortization of prepaid assets and accretion of bridge note interest	(230,834)	(279,990)
Share of loss on equity method investments	85,399	189,836
Stock-based compensation (benefit) expense	(65,923)	431,981
Amortization of prior service (benefit)	(104,492)	(104,492)
Funding of operating commitment to equity method investments	(253,680)	(262,215)
Purchase of affiliated portfolio companies	(3,450,302)	(4,275,915)
Purchase of unaffiliated portfolio companies	(698,300)	(509,824)
Payments received on debt investments	0	186,109
Proceeds from repayment of bridge notes of affiliated portfolio companies	113,950	39,757
Proceeds from sale of investments of unaffiliated portfolio companies	1,161,942	5,557,846
Proceeds from repayment of bridge notes of controlled affiliated portfolio companies	750,000	0
Proceeds from publicly traded unaffiliated companies	0	100,491
Changes in assets and liabilities:
Receivable from portfolio companies	(196,445)	143,377
Receivable from sale of investments	(383,581)	0
Interest receivable	(89,482)	(10,344)
Prepaid expenses	205,564	200,089
Other assets	3,289	(138,848)
Post retirement plan liabilities	20,212	26,347
Accounts payable and accrued liabilities	(596,527)	(167,075)
Deferred rent	(29,216)	(25,712)
Net cash used in operating activities	(6,058,548)	(2,711,775)
Cash flows from investing activities:
Purchase of fixed assets	0	(6,806)
Net cash used in investing activities	0	(6,806)
Cash flows from financing activities:
Proceeds from drawdown of loan facility	0	5,000,000
Payment of withholdings related to net settlement of restricted stock	(22,315)	(47,644)
Net cash (used in) provided by financing activities	(22,315)	4,952,356
Net (decrease) increase in cash	$(6,080,863)	$2,233,775
Cash at beginning of the period	17,922,630	20,748,314
Cash at end of the period	$11,841,767	$22,982,089
Supplemental disclosures of cash flow information:
Income taxes paid	$4,491	$1,705
Interest paid	$252,778	$0

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Changes in net assets from operations:
Net operating loss	$(2,210,232)	$(7,162,510)
Net realized (loss) gain on investments	(4,174,893)	4,531,700
Net increase in unrealized depreciation on investments	(764,135)	(17,302,729)
Share of loss on equity method investments	(85,399)	(312,291)
Net decrease in net assets resulting from operations	(7,234,659)	(20,245,830)
Changes in net assets from capital stock transactions:
Purchase of treasury stock	0	(1,199,994)
Acquisition of vested restricted stock awards to pay required employee withholding tax	(22,315)	(86,914)
Stock-based compensation (benefit) expense	(65,923)	798,965
Net decrease in net assets resulting from capital stock transactions	(88,238)	(487,943)
Changes in net assets from accumulated other comprehensive loss:
Other comprehensive loss	(104,492)	(208,983)
Net decrease in net assets resulting from accumulated other comprehensive loss	(104,492)	(208,983)
Net decrease in net assets:	(7,427,389)	(20,942,756)
Net Assets:
Beginning of the period	88,711,671	109,654,427
End of the period	$81,284,282	$88,711,671

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Unaffiliated Companies (3) -
12.5% of net assets at value

Private Placement Portfolio (Illiquid) (4) -
8.1% of net assets at value

Bridgelux, Inc. (5)(8)(9)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock (acquired 11/29/07)	(M)		$1,000,000	1,861,504	$216,402
Series C Convertible Preferred Stock (acquired 7/27/07)	(M)		1,352,196	2,130,699	446,626
Series D Convertible Preferred Stock (acquired 2/25/08-3/10/10)	(M)		1,371,622	999,999	615,544
Series E Convertible Preferred Stock (acquired 6/1/11)	(M)		672,599	440,334	507,418
Series E-1 Convertible Preferred Stock (acquired 3/16/12)	(M)		386,073	399,579	334,596
Warrants for Series E Convertible Preferred Stock expiring 12/31/17 (acquired 10/21/11)	(M)		93,969	170,823	—
Warrants for Common Stock expiring 8/9/18 (acquired 1/27/11)	(M)		148,409	171,183	—
Warrants for Common Stock expiring 10/21/18 (acquired 8/9/13)	(M)		18,816	84,846	—
			5,043,684		2,120,586

Fleet Health Alliance, LLC (5)(8)(9)(11)		Life Sciences
Developing software for information transfer amongst healthcare providers and consumers
Unsecured Convertible Bridge Note, 0%, (acquired 4/22/16)	(M)		225,000	$225,000	225,000

Mersana Therapeutics, Inc. (5)(8)(9)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Common Stock (acquired 7/27/12)	(H)		3,875,395	350,539	717,468
Series A-1 Convertible Preferred Stock (acquired 7/27/12-4/2/14)	(H)		683,538	635,081	1,333,985
Series B-1 Convertible Preferred Stock (acquired 2/20/15-6/14/16)	(H)		365,820	339,887	729,566
			4,924,753		2,781,019

Muses Labs, Inc. (5)(8)(11)		Life Sciences
Developing a data analytics platform for precision medicine
Unsecured Convertible Bridge Note, 5%, (acquired 5/25/16)	(M)		213,075	$212,000	213,075

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Unaffiliated Companies (3) -
12.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) -
8.1% of net assets at value (Cont.)

Nanosys, Inc. (5)(8)(9)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock (acquired 4/10/03)	(M)		$1,500,000	803,428	$128,337
Series D Convertible Preferred Stock (acquired 11/7/05)	(M)		3,000,003	1,016,950	433,421
Series E Convertible Preferred Stock (acquired 8/13/10)	(M)		496,573	433,688	320,819
			4,996,576		882,577

Nano Terra, Inc. (5)(8)		Energy
Developing surface chemistry and nano-manufacturing solutions
Warrants for Common Stock expiring on 2/22/21 (acquired 2/22/11)	(I)		69,168	4,462	356
Warrants for Series A-3 Preferred Stock expiring on 11/15/22 (acquired 11/15/12)	(I)		35,403	47,508	84,228
			104,571		84,584

Phylagen, Inc. (5)(8)		Life Sciences
Developing technology to improve human health and business productivity
Secured Convertible Bridge Note, 5%, (acquired 2/5/15)	(M)		214,027	$200,000	299,638
Secured Convertible Bridge Note, 5%, (acquired 6/5/15)	(M)		10,537	$10,000	14,752
			224,564		314,390

Total Unaffiliated Private Portfolio (cost: $15,732,223)					$6,621,231

Rights to Milestone Payments (Illiquid) (6) -
3.7% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc. (acquired 3/4/11)	(I)		$548,998	$548,998	$2,527,629

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Rights to Milestone Payments (Illiquid) (6) -
3.7% of net assets at value (Cont.)

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc. (acquired 4/18/14)	(I)		$232,865	$232,865	$466,228

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc. (acquired 2/13/13)	(I)		0	$0	0

Total Unaffiliated Rights to Milestone Payments (cost: $781,863)					$2,993,857

Publicly Traded Portfolio (7) -
0.7% of net assets at value

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock (acquired 3/24/11-3/11/15)	(M)		$1,622,629	243,540	$547,721
Warrants for Common Stock expiring 1/28/19 (acquired 1/28/13)	(I)		400	5,500	4,494
			$1,623,029		$552,215

Total Unaffiliated Publicly Traded Portfolio (cost: $1,623,029)					$552,215

Total Investments in Unaffiliated Companies (cost: $18,137,115)					$10,167,303

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
71.6% of net assets at value

Private Placement Portfolio (Illiquid) (12) -
59.7% of net assets at value

ABSMaterials, Inc. (5)(8)		Energy
Developing nano-structured absorbent materials for water remediation and consumer applications
Series A Convertible Preferred Stock (acquired 2/17/10-10/24/11)	(I)		$435,000	390,000	$231,918
Series B Convertible Preferred Stock (acquired 11/8/13-6/25/14)	(I)		1,217,644	1,037,751	978,243
Secured Convertible Bridge Note, 8%, (acquired 1/20/16)	(M)		103,573	$100,000	103,573
			1,756,217		1,313,734

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock (acquired 1/30/13)	(I)		2,000,000	2,000,000	4,621,038
Series A-2 Convertible Preferred Stock (acquired 4/9/13-10/15/13)	(I)		521,740	417,392	1,005,124
Series B Convertible Preferred Stock (acquired 8/7/15)	(I)		500,006	160,526	571,997
			3,021,746		6,198,159

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
71.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (12) -
59.7% of net assets at value (Cont.)

D-Wave Systems, Inc. (5)(8)(9)(13)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock (acquired 9/30/08)	(H)		$1,002,074	1,144,869	$2,536,278
Series 1 Class C Convertible Preferred Stock (acquired 9/30/08)	(H)		487,804	450,450	1,001,791
Series 1 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		748,473	855,131	1,901,794
Series 1 Class E Convertible Preferred Stock (acquired 11/24/10)	(H)		248,049	269,280	606,587
Series 1 Class F Convertible Preferred Stock (acquired 11/24/10)	(H)		238,323	258,721	582,801
Series 1 Class H Convertible Preferred Stock (acquired 6/27/14)	(H)		909,088	460,866	1,121,259
Series 2 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		736,019	678,264	1,508,446
Series 2 Class E Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		659,493	513,900	1,164,235
Series 2 Class F Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		633,631	493,747	1,118,578
Warrants for Common Stock expiring 5/12/19 (acquired 5/12/14)	(I)		26,357	20,415	16,457
			5,689,311		11,558,226

EchoPixel, Inc. (5)(8)		Life Sciences
Developing virtual reality 3-D visualization software for life sciences and health care applications
Series Seed Convertible Preferred Stock (acquired 6/21/13-6/30/14)	(I)		1,250,000	4,194,630	1,365,715
Series Seed-2 Convertible Preferred Stock (acquired 1/22/16)	(I)		500,000	1,476,668	508,330
			1,750,000		1,874,045

Ensemble Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock (acquired 6/6/07)	(I)		2,000,000	1,449,275	0
Series B-1 Convertible Preferred Stock (acquired 4/21/14)	(I)		679,754	492,575	1,289,653
			2,679,754		1,289,653

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
71.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (12) -
59.7% of net assets at value (Cont.)

HZO, Inc. (5)(8)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock (acquired 6/23/14)	(H)		$666,667	405,729	$672,553
Series I Convertible Preferred Stock (acquired 6/23/14)	(H)		5,709,835	2,266,894	5,614,379
Series II Convertible Preferred Stock (acquired 6/23/14-8/3/15)	(H)		2,500,006	674,638	2,302,053
Unsecured Convertible Bridge Note, 10%, (acquired 6/15/16)	(H)		251,096	$250,000	307,865
			9,127,604		8,896,850

Laser Light Engines, Inc. (8)(9)(14)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock (acquired 5/6/08)	(M)		2,000,000	7,499,062	0
Series B Convertible Preferred Stock (acquired 9/17/10)	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, (acquired 10/7/2011)	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, (acquired 11/17/2011)	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, (acquired 12/21/2011)	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, (acquired 3/5/2012)	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, (acquired 7/26/2012)	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, (acquired 4/29/2013)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, (acquired 7/22/2013)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, (acquired 10/30/2013)	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, (acquired 2/5/2014)	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, (acquired 6/24/2014)	(M)		13,745	$13,745	0
			6,542,881		0

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
71.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (12) -
59.7% of net assets at value (Cont.)

Lodo Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing and commercializing novel therapeutics derived from a metagenome-based Natural Product Discovery Platform
Series A Convertible Preferred Stock (acquired 12/21/15-4/22/16)	(I)		$658,190	658,190	$670,056

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing a biochemical profiling platform for precision medicine
Series B Convertible Preferred Stock (acquired 6/29/09)	(H)		2,500,000	371,739	3,319,486
Series B-1 Convertible Preferred Stock (acquired 6/29/09)	(H)		706,214	148,696	1,327,793
Series C Convertible Preferred Stock (acquired 4/30/09)	(H)		1,000,000	1,000,000	3,050,329
Series D Convertible Preferred Stock (acquired 8/25/11)	(H)		1,499,999	835,882	2,569,683
Series E-1 Convertible Preferred Stock (acquired 3/2/15)	(H)		1,225,000	444,404	1,454,456
Series E-2 Convertible Preferred Stock (acquired 3/2/15)	(H)		299,999	103,277	331,039
			7,231,212		12,052,786

ORIG3N, Inc. (5)(8)(9)		Life Sciences
Developing precision medicine applications for induced pluripotent stems cells
Series 1 Convertible Preferred Stock (acquired 2/5/15-8/5/15)	(I)		500,000	1,195,315	1,115,811
Series A Convertible Preferred Stock (acquired 11/25/15)	(I)		750,000	682,333	735,531
			1,250,000		1,851,342

Petra Pharma Corporation (5)(8)(9)		Life Sciences
Developing small molecule inhibitors for treatment of cancer and metabolic diseases
Series A Convertible Preferred Stock (acquired 12/23/15)	(I)		1,025,050	1,025,050	1,052,243

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
71.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (12) -
59.7% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)(15)		Energy
Providing integrated process separation solutions to the global oil and gas industries, enabling onsite treatment of produced and flowback water
Common Stock (acquired 4/30/16)	(M)		$7,670,281	50,243,347	$285,670
Warrants for Common Stock expiring upon liquidation event (acquired 4/30/16)	(I)		65,250	450,000	0
Senior Secured Debt, 15% commencing on 4/1/16, maturing on 12/31/19 (acquired 4/1/16)	(I)		1,910,193	$2,533,766	1,494,000
			9,645,724		1,779,670

Total Non-Controlled Affiliated Private Portfolio (cost: $50,377,689)					$48,536,764

Publicly Traded Portfolio (16) -
11.9% of net assets at value

Adesto Technologies Corporation (5)(9)(17)		Electronics
Developing low-power, high-performance memory devices
Common Stock (acquired 10/27/15)	(M)		$11,482,417	1,769,868	$5,805,167

Enumeral Biomedical Holdings, Inc. (5)(9)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock (acquired 7/31/14)	(M)		4,993,357	7,966,368	1,577,341
Warrants to purchase Common Stock expiring 2/2/2024 (acquired 7/31/14)	(I)		57,567	255,120	38,833
Warrants to purchase Common Stock expiring 7/30/2019 (acquired 7/31/14)	(I)		540,375	1,500,000	37,500
Options to purchase Common Stock at $1.00 expiring 7/30/2016 (acquired 8/4/14)	(I)		0	80,000	0
			5,591,299		1,653,674

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Publicly Traded Portfolio (16) -
11.9% of net assets at value (Cont.)

OpGen, Inc. (5)(8)(9)(18)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Common Stock (acquired 5/5/15)	(M)		$5,665,708	1,409,796	$2,142,890
Warrants for the Purchase of Common Stock expiring 5/8/20 (acquired 5/5/15)	(M)		425,579	300,833	57,385
Warrants for the Purchase of Common Stock expiring 2/17/25 (acquired 5/5/15)	(I)		785	31,206	28,932
			6,092,072		2,229,207

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $23,165,788)					$9,688,048

Total Investments in Non-Controlled Affiliated Companies (cost: $73,543,477)					$58,224,812

Investments in Controlled Affiliated Companies (3) -
7.8% of net assets at value

Private Placement Portfolio (Illiquid) (19) -
7.8% of net assets at value

Black Silicon Holdings, Inc. (5)(8)(14)(20)		Electronics
Holding company for interest in a company that develops silicon-based optoelectronic products
Series A Convertible Preferred Stock (acquired 8/4/15)	(I)		$750,000	233,499	$0
Series A-1 Convertible Preferred Stock (acquired 8/4/15)	(I)		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock (acquired 8/4/15)	(I)		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock (acquired 8/4/15)	(I)		1,169,561	1,892,836	0
Series C Convertible Preferred Stock (acquired 8/4/15)	(I)		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, (acquired 8/4/15)	(I)		1,372,775	$1,278,453	417,143
			7,798,652		417,143

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (3) -
7.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) -
7.8% of net assets at value (Cont.)

Interome, Inc. (5)(8)(11)		Life Sciences
Developing a platform to facilitate precision health and medicine
Common Stock (acquired 3/1/16)	(M)		$10	1,000,000	$10
Secured Convertible Bridge Note, 12%, (acquired 3/1/16)	(M)		300,000	$300,000	300,000
			300,010		300,010

NGX Bio, Inc. (5)(8)(21)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock (acquired 6/6/14-1/10/16)	(I)		500,002	666,667	504,999
Series A Convertible Preferred Stock (acquired 8/20/15-9/30/15)	(I)		499,999	329,989	341,867
Unsecured Convertible Bridge Note, 6% (acquired 4/6/16)	(M)		507,068	$500,000	507,068
			1,507,069		1,353,934

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and health care markets
Common Stock (acquired 12/18/13)	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, (acquired 12/18/13)	(M)		421,036	$350,000	421,036
Secured Convertible Bridge Note, 8%, (acquired 8/13/14)	(M)		115,079	$100,000	115,079
Secured Convertible Bridge Note, 8%, (acquired 8/5/15)	(M)		80,441	$75,000	80,441
Secured Convertible Bridge Note, 8%, (acquired 12/7/15)	(M)		57,495	$55,000	57,495
			674,052		674,052

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (3) -
7.8% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) -
7.8% of net assets at value (Cont.)

Senova Systems, Inc. (5)(8)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock (acquired 9/9/11-7/18/12)	(I)		$1,218,462	1,350,000	$0
Series B-1 Convertible Preferred Stock (acquired 8/1/13-1/15/14)	(I)		1,083,960	2,759,902	0
Warrants for Series B Preferred Stock expiring 4/24/18 (acquired 4/24/13)	(I)		20,000	25,000	0
Series C Convertible Preferred Stock (acquired 10/24/14-4/1/15)	(I)		1,208,287	1,611,049	872,564
Warrants for Series B Preferred Stock expiring 10/15/17 (acquired 10/15/12)	(I)		131,538	164,423	0
Secured Convertible Bridge Note, 8%, (acquired 1/15/16)	(I)		261,507	$250,000	261,507
			3,923,754		1,134,071

SynGlyco, Inc. (5)(8)(14)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock (acquired 12/13/11)	(I)		2,729,817	57,463	0
Series A' Convertible Preferred Stock (acquired 12/13/11-6/7/12)	(I)		4,855,627	4,855,627	0
Secured Convertible Bridge Note, 8%, (acquired 2/26/16)	(I)		69,696	$67,823	52,339
			7,655,140		52,339

TARA Biosystems, Inc. (5)(8)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock (acquired 8/20/14)	(I)		20	2,000,000	260,000
Secured Convertible Bridge Note, 8%, (acquired 8/20/14)	(M)		346,440	$300,000	519,660
Secured Convertible Bridge Note, 8%, (acquired 5/18/15)	(M)		218,130	$200,000	327,196
Secured Convertible Bridge Note, 8%, (acquired 12/1/15)	(M)		1,256,022	$1,200,000	1,256,022
			1,820,612		2,362,878

Total Controlled Private Placement Portfolio (cost: $23,679,289)					$6,294,427

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Total Investments in Controlled Affiliated Companies (cost: $23,679,289)					$6,294,427

Total Investments in Private Placement and Publicly Traded Portfolio (cost: $115,359,881)					$74,686,542

Equity Method Investments (22) -
0.4% of net assets at value

Private Placement Portfolio (Illiquid) (22) -
0.4% of net assets at value

Accelerator IV-New York Corporation (8)(9)(23)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock (acquired 7/21/14-1/29/16)	(E)		$199,726	581,907	$199,726

AgTech Accelerator Corporation (8)(9)(11)(23)		Life Sciences
Identifying and managing emerging agriculture technologies companies
Common Stock (acquired 5/4/16)	(E)		134,490	150,000	134,490

Total Equity Method Investments (cost: $334,216)					$334,216

Total Investments (cost: $115,694,097)					$75,020,758

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 37 for a description of the "Valuation Procedures."

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

(3)
Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company, including control of a majority of the seats on the board of directors, or more than 25 percent of the seats on the board of directors, with no other entity or person in control of more director seats than us. Among our controlled affiliated companies, ProMuc, Inc., and Interome, Inc., were 100 percent owned by us at June 30, 2016.

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $15,732,223. The gross unrealized appreciation based on the tax cost for these securities is $89,826. The gross unrealized depreciation based on the tax cost for these securities is $9,200,818.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility with Orix Corporate Capital, Inc.

(6)
The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $781,863. The gross unrealized appreciation based on the tax cost for these securities is $2,211,994. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)
The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $1,623,029. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $1,070,814.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing investment. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)
On July 21, 2015, Bridgelux, Inc., signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction occurred on August 1, 2016.

(11)	Initial investment was made in 2016.

(12)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $50,377,689. The gross unrealized appreciation based on the tax cost for these securities is $14,631,348. The gross unrealized depreciation based on the tax cost for these securities is $16,472,273.

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2016 (Unaudited)

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

(14)	Represents a non-operating entity that exists to collect future payments from licenses or other engagements and/or monetize assets for future distributions to investors and debt holders.

(15)	Produced Water Absorbents, Inc., also does business as ProSep, Inc.

(16)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $23,165,788. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $13,477,740.

(17)
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

(18)
As of June 30, 2016, the Company's securities of OpGen, Inc., were subject to a lock-up agreement that restricted our ability to trade these securities. The lock-up agreement expires on August 18, 2016. A total of 300,833 shares and 300,833 warrants are not qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(19)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $23,679,289. The gross unrealized appreciation based on the tax cost for these securities is $542,266. The gross unrealized depreciation based on the tax cost for these securities is $17,927,128.

(20)
On August 4, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc.  Our security holdings of SiOnyx converted into securities of Black Silicon Holdings.  SiOnyx was then acquired by an undisclosed buyer.  Black Silicon Holdings owns a profit interest in the undisclosed buyer.

(21)	On August 19, 2015, UberSeq, Inc., changed its name to NGX Bio, Inc.

(22)
The aggregate cost for federal income tax purposes of investments in privately held equity method investments is $334,216. Under the equity method, investments are carried at cost, plus or minus the Company's equity in the increases and decreases in the investee's net assets after the date of acquisition and certain other adjustments.

(23)	See "Note 11. Commitments and Contingencies."

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Unaffiliated Companies (3) –
11.0% of net assets at value

Private Placement Portfolio (Illiquid) (4) –
6.1% of net assets at value

Bridgelux, Inc. (5)(8)(9)(10)		Energy
Manufacturing high-power light emitting diodes (LEDs) and arrays
Series B Convertible Preferred Stock (acquired 11/29/07)	(M)		$1,000,000	1,861,504	$258,939
Series C Convertible Preferred Stock (acquired 7/27/07)	(M)		1,352,196	2,130,699	534,737
Series D Convertible Preferred Stock (acquired 2/25/08-3/10/10)	(M)		1,371,622	999,999	737,006
Series E Convertible Preferred Stock (acquired 6/1/11)	(M)		672,599	440,334	607,572
Series E-1 Convertible Preferred Stock (acquired 3/16/12)	(M)		386,073	399,579	400,630
Warrants for Series E Convertible Preferred Stock expiring 12/31/17 (acquired 1/27/11)	(M)		93,969	170,823	0
Warrants for Common Stock expiring 6/1/16 (acquired 6/1/11)	(M)		72,668	132,100	0
Warrants for Common Stock expiring 8/9/18 (acquired 8/9/13)	(M)		148,409	171,183	0
Warrants for Common Stock expiring 10/21/18 (acquired 10/21/11)	(M)		18,816	84,846	0
			5,116,352		2,538,884

Cambrios Technologies Corporation (5)(8)(9)(11)		Electronics
Developed nanowire-enabled electronic materials for the display industry
Series B Convertible Preferred Stock (acquired 11/9/04-2/16/05)	(M)		1,294,025	1,294,025	0
Series C Convertible Preferred Stock (acquired 3/21/07)	(M)		1,300,000	1,300,000	0
Series D Convertible Preferred Stock (acquired 8/7/09)	(M)		515,756	515,756	0
Series D-2 Convertible Preferred Stock (acquired 5/31/11)	(M)		92,400	92,400	0
Series D-4 Convertible Preferred Stock (acquired 7/12/12)	(M)		216,168	216,168	0
			3,418,349		0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Unaffiliated Companies (3) –
11.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) –
6.1% of net assets at value (Cont.)

Magic Leap, Inc. (8)(9)(12)		Electronics
Developing novel human computing interfaces and software
Series B Convertible Preferred Stock (acquired 5/1/15)	( I )		$338,604	29,291	$348,994

Mersana Therapeutics, Inc. (5)(8)(9)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Series A-1 Convertible Preferred Stock (acquired 7/27/12-4/2/14)	(H)		683,538	635,081	613,892
Series B-1 Convertible Preferred Stock (acquired 2/20/15)	(H)		104,521	97,111	104,407
Common Stock (acquired 7/27/12)	(H)		3,875,395	350,539	309,963
			4,663,454		1,028,262

Nanosys, Inc. (5)(8)(9)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock (acquired 4/10/03)	(M)		1,500,000	803,428	128,853
Series D Convertible Preferred Stock (acquired 11/7/05)	(M)		3,000,003	1,016,950	597,334
Series E Convertible Preferred Stock (acquired 8/13/10)	(M)		496,573	433,688	452,627
			4,996,576		1,178,814

Nano Terra, Inc. (5)(8)		Energy
Developing surface chemistry and nano- manufacturing solutions
Warrants for Common Stock expiring on 2/22/21 (acquired 2/22/11)	( I )		69,168	4,462	211
Warrants for Series A-3 Preferred Stock expiring on 11/15/22 (acquired 11/15/12)	( I )		35,403	47,508	61,978
			104,571		62,189

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Unaffiliated Companies (3) –
11.0% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) –
6.1% of net assets at value (Cont.)

Phylagen, Inc. (5)(8)(13)		Life Sciences
Developing technology to improve human health and business productivity
Secured Convertible Bridge Note, 5%, (acquired 2/5/15)	(M)		$209,041	$200,000	$209,041
Secured Convertible Bridge Note, 5%, (acquired 6/5/15)	(M)		10,288	$10,000	10,288
			219,329		219,329

Total Unaffiliated Private Placement Portfolio (cost: $18,857,235)					$5,376,472

Rights to Milestone Payments (Illiquid) (6) –
3.8% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc. (acquired 3/4/11)	( I )		$548,998	$548,998	$2,900,232

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc. (acquired 2/13/13)	( I )		0	$0	0

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc. (acquired 4/18/14)	( I )		232,865	$232,865	461,819

Total Unaffiliated Rights to Milestone Payments (cost: $781,863)					$3,362,051

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Publicly Traded Portfolio (7) –
1.1% of net assets at value

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraft™ platform for personalized medicine and drug development
Common Stock (acquired 3/24/11-3/11/15)	(M)		$1,622,629	243,540	$944,819
Warrants for Common Stock expiring 1/28/19 (acquired 1/28/13)	( I )		400	5,500	12,725
			1,623,029		957,544

Total Unaffiliated Publicly Traded Portfolio (cost: $1,623,029)					$957,544

Total Investments in Unaffiliated Companies (cost: $21,262,127)					$9,696,067

Investments in Non-Controlled Affiliated Companies (3) –
67.9% of net assets at value

Private Placement Portfolio (Illiquid) (14) –
47.2% of net assets at value

ABSMaterials, Inc. (5)(8)(9)		Energy
Developing nano-structured absorbent materials for water remediation and consumer applications
Series A Convertible Preferred Stock (acquired 2/17/10-10/24/11)	( I )		$435,000	390,000	$160,303
Series B Convertible Preferred Stock (acquired 11/8/13-6/25/14)	( I )		1,217,644	1,037,751	823,319
			1,652,644		983,622

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock (acquired 1/30/13)	( I )		2,000,000	2,000,000	4,022,722
Series A-2 Convertible Preferred Stock (acquired 4/9/13-10/15/13)	( I )		521,740	417,392	891,588
Series B Convertible Preferred Stock (acquired 8/7/15)	( I )		500,006	160,526	575,979
			3,021,746		5,490,289

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Non-Controlled Affiliated Companies (3) –
67.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) –
47.2% of net assets at value (Cont.)

D-Wave Systems, Inc. (8)(9)(15)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock (acquired 9/30/08)	(H)		$1,002,074	1,144,869	$1,485,943
Series 1 Class C Convertible Preferred Stock (acquired 9/30/08)	(H)		487,804	450,450	588,844
Series 1 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		748,473	855,131	1,117,858
Series 1 Class E Convertible Preferred Stock (acquired 11/24/10)	(H)		248,049	269,280	368,385
Series 1 Class F Convertible Preferred Stock (acquired 11/24/10)	(H)		238,323	258,721	353,940
Series 1 Class H Convertible Preferred Stock (acquired 6/27/14)	(H)		909,088	460,866	732,972
Series 2 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		736,019	678,264	886,651
Series 2 Class E Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		659,493	513,900	711,876
Series 2 Class F Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		633,631	493,747	683,959
Warrants for Common Stock expiring 5/12/19 (acquired 5/12/14)	( I )		26,357	20,415	710
			5,689,311		6,931,138

EchoPixel, Inc. (5)(8)		Life Sciences
Developing virtual reality 3-D visualization software for life sciences and health care applications
Series Seed Convertible Preferred Stock (acquired 6/21/13-6/30/14)	( I )		1,250,000	4,194,630	1,327,092
Secured Convertible Bridge Note, 8%, (acquired 11/25/15)	(M)		113,425	$112,500	113,425
			1,363,425		1,440,517

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Non-Controlled Affiliated Companies (3) –
67.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) –
47.2% of net assets at value (Cont.)

Ensemble Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing DNA-Programmed Chemistry™ for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock (acquired 6/6/07)	( I )		$2,000,000	1,449,275	$662,607
Series B-1 Convertible Preferred Stock (acquired 4/21/14)	( I )		679,754	492,575	1,448,295
			2,679,754		2,110,902

HZO, Inc. (5)(8)(9)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock (acquired 6/23/14)	( I )		666,667	405,729	329,802
Series I Convertible Preferred Stock (acquired 6/23/14)	( I )		5,709,835	2,266,894	4,281,820
Series II Convertible Preferred Stock (acquired 6/23/14-8/3/15)	( I )		2,500,006	674,638	2,515,164
			8,876,508		7,126,786

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Non-Controlled Affiliated Companies (3) –
67.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) –
47.2% of net assets at value (Cont.)

Laser Light Engines, Inc. (8)(9)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock (acquired 5/6/08)	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock (acquired 9/17/10)	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, (acquired 10/7/11)	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, (acquired 11/17/11)	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, (acquired 12/21/11)	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, (acquired 3/5/12)	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, (acquired 7/26/12)	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, (acquired 4/29/13)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, (acquired 7/22/13)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, (acquired 10/30/13)	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, (acquired 2/5/14)	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, (acquired 6/24/14)	(M)		13,745	$13,745	0
			6,542,881		0

Lodo Therapeutics Corporation (5)(8)(9)(13)		Life Sciences
Developing and commercializing novel therapeutics derived from a metagenome-based Natural Product Discovery Platform
Series A Convertible Preferred Stock (acquired 12/21/15)	( I )		107,900	107,900	107,281

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Non-Controlled Affiliated Companies (3) –
67.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) –
47.2% of net assets at value (Cont.)

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing a biochemical profiling platform for precision medicine
Series B Convertible Preferred Stock (acquired 6/29/09)	(M)		$2,500,000	371,739	$3,699,120
Series B-1 Convertible Preferred Stock (acquired 6/29/09)	(M)		706,214	148,696	1,479,647
Series C Convertible Preferred Stock (acquired 4/30/09)	(M)		1,000,000	1,000,000	3,388,907
Series D Convertible Preferred Stock (acquired 8/25/11)	(M)		1,499,999	835,882	2,887,617
Series E-1 Convertible Preferred Stock (acquired 3/2/15)	(M)		1,225,000	444,404	1,776,987
Series E-2 Convertible Preferred Stock (acquired 3/2/15)	(M)		299,999	103,277	389,566
			7,231,212		13,621,844

ORIG3N, Inc. (5)(8)(9)(13)		Life Sciences
Developing precision medicine applications for induced pluripotent stems cells
Series 1 Convertible Preferred Stock (acquired 2/5/15-8/5/15)	( I )		500,000	1,195,315	826,563
Series A Convertible Preferred Stock (acquired 11/25/15)	( I )		750,000	682,333	750,338
			1,250,000		1,576,901

Petra Pharma Corporation (5)(8)(9)(13)		Life Sciences
Developing small molecule inhibitors for treatment of cancer and metabolic diseases
Series A Convertible Preferred Stock (acquired 12/23/15)	( I )		1,025,050	1,025,050	1,019,755

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Non-Controlled Affiliated Companies (3) –
67.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) –
47.2% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)(16)		Energy
Providing integrated process separation solutions to the global oil and gas industries, enabling onsite treatment of produced and flowback water
Series A Convertible Preferred Stock (acquired 6/21/11)	(M)		$1,000,000	1,000,000	$77,549
Series B Convertible Preferred Stock (acquired 6/20/13-3/31/14)	(M)		1,496,865	5,987,460	214,302
Series B-2 Convertible Preferred Stock (acquired 5/12/14)	(M)		1,015,427	4,322,709	154,718
Series B-3 Convertible Preferred Stock (acquired 11/14/13)	(M)		978,641	3,914,564	140,109
Series C Convertible Preferred Stock (acquired 5/26/14)	(M)		1,000,268	2,667,380	75,581
Series D Convertible Preferred Stock (acquired 2/17/15)	(M)		986,066	2,629,510	133,330
Subordinated Secured Debt, 12%, maturing on 6/30/16 (acquired 10/7/14)	(M)		990,634	$1,000,000	560,538
Subordinated Convertible Bridge Note, 12%, (acquired 6/3/2015)	(M)		267,425	$250,000	36,854
Subordinated Convertible Bridge Note, 12%, (acquired 7/15/2015)	(M)		263,973	$250,000	36,378
Subordinated Convertible Bridge Note, 12%, (acquired 9/28/2015)	(M)		257,808	$250,000	35,528
Subordinated Convertible Bridge Note, 12%, (acquired 10/30/2015)	(M)		255,178	$250,000	35,166
Warrants for Series B-2 Preferred Stock expiring upon liquidation event (acquired 5/12/14)	( I )		65,250	300,000	174
			8,577,535		1,500,227

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Non-Controlled Affiliated Companies (3) –
67.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (14) –
47.2% of net assets at value (Cont.)

Ultora, Inc. (5)(8)(17)		Energy
Developed energy-storage devices enabled by carbon nanotubes
Series A Convertible Preferred Stock (acquired 12/5/13)	(M)		$886,830	17,736	$0
Series B Convertible Preferred Stock (acquired 12/5/13)	(M)		236,603	2,347,254	0
Secured Convertible Bridge Note, 5%, (acquired 5/7/14)	(M)		86,039	$86,039	0
Secured Convertible Bridge Note, 5%, (acquired 8/20/14)	(M)		17,208	$17,208	0
Secured Convertible Bridge Note, 5%, (acquired 10/14/14)	(M)		10,750	$10,750	0
Secured Convertible Bridge Note, 5%, (acquired 3/30/15)	(M)		7,525	$7,525	0
			1,244,955		0

Total Non-Controlled Private Placement Portfolio (cost: $49,262,921)					$41,909,262

Publicly Traded Portfolio (18) –
20.7% of net assets at value

Adesto Technologies Corporation (5)(8)(9)(19)		Electronics
Developing low-power, high-performance memory devices
Common Stock (acquired 10/27/15)	(M)		$11,482,417	1,769,868	$13,645,682

Enumeral Biomedical Holdings, Inc. (5)(8)(9)(20)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock (acquired 7/31/14)	(M)		4,993,357	7,966,368	1,831,468
Warrants for Common Stock expiring 7/30/19 (acquired 7/31/14)	( I )		540,375	1,500,000	43,326
Warrants for Common Stock expiring 2/2/24 (acquired 7/31/14)	( I )		57,567	255,120	44,160
Options to Purchase Common Stock at $1.00 expiring 7/30/16 (acquired 8/4/14)	( I )		0	80,000	54
			5,591,299		1,919,008

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Publicly Traded Portfolio (18) –
20.7% of net assets at value (Cont.)

OpGen, Inc. (5)(21)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Common Stock (acquired 5/5/15)	(M)		$5,665,708	1,409,796	$2,678,612
Warrants for Common Stock expiring 5/8/20 (acquired 5/5/15)	(M)		425,579	300,833	101,431
Warrants for Common Stock expiring 2/17/25 (acquired 5/5/15)	( I )		785	31,206	26,372
			6,092,072		2,806,415

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $23,165,788)					$18,371,105

Total Investments in Non-Controlled Affiliated Companies (cost: $72,428,709)					$60,280,367

Investments in Controlled Affiliated Companies (3) –
7.9% of net assets at value

Private Placement Portfolio (Illiquid) (22) –
7.9% of net assets at value

Black Silicon Holdings, Inc. (5)(8)(23)		Electronics
Holding company for interest in a company that develops silicon-based optoelectronic products
Series A Convertible Preferred Stock (acquired 8/4/15)	( I )		$750,000	233,499	$0
Series A-1 Convertible Preferred Stock (acquired 8/4/15)	( I )		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock (acquired 8/4/15)	( I )		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock (acquired 8/4/15)	( I )		1,169,561	1,892,836	0
Series C Convertible Preferred Stock (acquired 8/4/15)	( I )		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, (acquired 8/4/15)	( I )		1,321,068	$1,278,454	316,613
			7,746,945		316,613

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Controlled Affiliated Companies (3) –
7.9% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (22) –
7.9% of net assets at value (Cont.)

NGX Bio, Inc. (5)(8)(9)(24)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock (acquired 6/6/14)	( I )		$375,000	500,000	$446,878
Series A Convertible Preferred Stock (acquired 8/20/15-9/30/15)	( I )		499,999	329,989	403,538
Warrants for Series Seed Preferred Stock expiring 6/6/19 (acquired 6/6/15)	( I )		125,000	166,667	148,958
			999,999		999,374

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and health care markets
Common Stock (acquired 12/18/13)	(M)		1	1,000	1
Secured Convertible Bridge Note, 8%, (acquired 12/18/13)	(M)		407,074	$350,000	407,074
Secured Convertible Bridge Note, 8%, (acquired 8/13/14)	(M)		111,091	$100,000	111,091
Secured Convertible Bridge Note, 8%, (acquired 8/5/15)	(M)		77,449	$75,000	77,449
Secured Convertible Bridge Note, 8%, (acquired 12/7/15)	(M)		55,301	$55,000	55,301
			650,916		650,916

Senova Systems, Inc. (5)(8)(9)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock (acquired 9/9/11-7/18/12)	( I )		1,218,462	1,350,000	284,938
Series B-1 Convertible Preferred Stock (acquired 8/1/13-1/15/14)	( I )		1,083,960	2,759,902	659,411
Series C Convertible Preferred Stock (acquired 10/24/14-4/1/15)	( I )		1,208,287	1,611,049	1,127,419
Warrants for Series B Preferred Stock expiring 10/15/17 (acquired 10/15/12)	( I )		131,538	164,423	34,703
Warrants for Series B Preferred Stock expiring 4/24/18 (acquired 4/24/13)	( I )		20,000	25,000	5,277
			3,662,247		2,111,748

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Investments in Controlled Affiliated Companies (3) –
7.9% of net assets at value

Private Placement Portfolio (Illiquid) (22) –
7.9% of net assets at value

SynGlyco, Inc. (5)(8)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock (acquired 12/13/11)	( I )		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock (acquired 12/13/11-6/7/12)	( I )		4,855,627	4,855,627	100,343
Secured Convertible Bridge Note, 8%, (acquired 1/23/13)	( I )		438,931	$350,000	438,931
Secured Convertible Bridge Note, 8%, (acquired 4/25/13)	( I )		369,170	$300,000	369,170
			8,393,545		908,444

TARA Biosystems, Inc. (5)(8)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock (acquired 8/20/14)	(M)		20	2,000,000	20
Secured Convertible Bridge Note, 8%, (acquired 8/20/14)	(M)		333,516	$300,000	500,274
Secured Convertible Bridge Note, 8%, (acquired 5/18/15)	(M)		209,995	$200,000	314,992
Secured Convertible Bridge Note, 8%, acquired 12/1/15	(M)		1,208,153	$1,200,000	1,208,153
			1,751,684		2,023,439

Total Controlled Private Placement Portfolio (cost: $23,205,336)					$7,010,534

Total Investments in Controlled Affiliated Companies (cost: $23,205,336)					$7,010,534

Total Private Placement and Publicly Traded Portfolio (cost: $116,896,172)					$76,986,968

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

Equity Method Investments (25) –
0.2% of net assets at value

Private Placement Portfolio (Illiquid) (25) –
0.2% of net assets at value

Accelerator IV-New York Corporation (8)(9)(26)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock (acquired 7/21/14-1/30/15)	(E)		$165,936	478,227	$165,936

Total Equity Method Investments (cost: $165,936)					$165,936

Total Investments (cost: $117,062,108)					$77,152,904

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 37 for a description of the "Valuation Procedures."

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

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing investment. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

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

The Valuation Committee, comprised of all of the independent Board members, is responsible for determining the valuation of the Company’s assets within the guidelines established by the Board of Directors. The Valuation Committee receives information and recommendations from management. An independent valuation firm also reviews select portfolio company valuations prepared by management. The independent valuation firm does not provide proposed valuations.

The fair values assigned to these investments are based on available information and do not necessarily represent amounts that might ultimately be realized when that investment is sold, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated or become readily marketable.

The deal team, which is comprised of the Chief Executive Officer, President and Senior Associate, meets at the end of each quarter to discuss portfolio companies and propose fair valuations for all privately held securities, restricted publicly traded securities and publicly traded securities without reliable market quotations. The Valuation Committee book is prepared with the use of data from primary sources whenever reasonably practicable. Proposed valuations for each portfolio company are communicated to the Valuation Committee in the Valuation Committee book and at the Valuation Committee meeting after the end of each quarter. The Valuation Committee determines the fair value of each private security and publicly traded securities without reliable market quotations. All valuations are then reported to the full Board of Directors along with the Chief Financial Officer’s calculation of net asset value.

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

A. EQUITY RELATED SECURITIES

Equity-related securities, including options or warrants, are fair valued using the market, income or hybrid approaches. The following factors may be considered to fair value these types of securities:

•	Readily available public market quotations;

•	The cost of the Company’s investment;

•	Transactions in a company's securities or unconditional firm offers by responsible parties as a factor in determining valuation;

•	The financial condition and operating results of the company;

•	The company's progress towards milestones;

•	The long-term potential of the business and technology of the company;

•	The values of similar securities issued by companies in similar businesses;

•	Multiples to revenue, net income or EBITDA that similar securities issued by companies in similar businesses receive

•	Estimated time to exit;

•	Volatility of similar securities in similar businesses;

•	The proportion of the company's securities we own and the nature of any rights to require the company to register restricted securities under applicable securities laws; and

•	The rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued.

When the income approach is used to value warrants, the Company uses the Black-Scholes-Merton formula.

The Company values two investments using the equity method.

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

V.    Regular Review

The Chief Financial Officer shall review these Valuation Procedures on an annual basis to determine the continued appropriateness and accuracy of the methodologies used in valuing the Company’s investment assets, and will report any proposed modifications to these Valuation Procedures to the Board of Directors for consideration and approval.

The Chief Executive Officer and the Chief Financial Officer and the individuals responsible for preparing the Valuation Committee book shall meet quarterly before each Valuation Committee meeting to review the methodologies for the valuation of each security, and will highlight any changes to the Valuation Committee.

VI.    Other Assets

Non-investment assets, such as fixtures and equipment, shall be valued using the cost approach less accumulated depreciation at rates determined by management and reviewed by the Audit Committee. Valuation of such assets is not the responsibility of the Valuation Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. THE COMPANY

Harris & Harris Group, Inc. (the "Company," "us," "our" and "we"), is a non-diversified management investment company operating as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act") that specializes in making investments in companies commercializing and integrating products enabled by disruptive technologies predominantly in the life sciences industry. We operate as an internally managed investment company whereby our officers and employees, under the general supervision of our Board of Directors, conduct our operations.

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in our portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended June 30, 2016, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

The Company is the Managing Member of H&H Co-Investment Partners, LLC, a limited liability company formed to facilitate the opportunity for interested investors to co-invest alongside the Company in its portfolio companies. The Company is also the Investment Manager of two series formed by H&H Co-Investment Partners, H&H Co-Investment Partners, LLC D-Wave Co-Investment Series J and H&H Co-Investment Partners, LLC HZO Co-Investment Series III. As of June 30, 2016, H&H Co-Investment Partners did not have any capital under management. The Company expects to receive management fees and/or carried interest in profits generated on invested capital from any capital under management if and when capital is raised. The Company does not expect to consolidate the operations of H&H Co-Investment Partners if and when it has capital under management.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification 946. In accordance with GAAP and Regulation S-X, the Company may only consolidate its interests in investment company subsidiaries and controlled operating companies whose business consists of providing services to the Company. Our wholly owned subsidiary, Ventures, is a controlled operating company that provides services to us and is, therefore, consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts reported in "Net increase in unrealized depreciation on investments" have been reclassified from prior years. Amounts related to portfolio company investments were previously reported as a single amount and have been reclassified to present unrealized (depreciation) appreciation from unaffiliated companies, controlled affiliated companies, unaffiliated rights to milestone payments, non-controlled affiliated companies, publicly traded companies and other investments. There was no impact to the total amounts reported in any period.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of June 30, 2016, our financial statements include investments fair valued by the Board of Directors at $65,161,144 and two investments valued under the equity method at $334,216. The fair values were determined in good faith by, or under the direction of, the Board of Directors. The fair value amount includes the values of our privately held investments as well as the securities of Champions Oncology, Inc., the warrants and options of Enumeral Biomedical Holdings, Inc., and the warrants of OpGen, Inc., which are publicly traded companies. Our investments in Accelerator IV-New York Corporation and AgTech Accelerator Corporation are accounted for under the equity method of accounting as they represent non-controlling interests in operating entities that provide investment advisory services to the Company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in "Share of loss on equity method investments" on the Company’s “Consolidated Statements of Operations.” Upon sale of investments, the values that are ultimately realized may be different from the fair value presented in the Company's financial statements. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At June 30, 2016, and December 31, 2015, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $2,527,629 and $2,900,232, respectively. The milestone payments are derivatives and are fair valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. On November 17, 2014, the Company received a payment of $2,070,955 owing to the achievement of the first milestone. On November 23, 2015, the Company received a payment of $2,070,955 owing to the achievement of the second milestone. If all the remaining milestones are met, we would receive $5,384,482. At June 30, 2016, and December 31, 2015, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $466,228 and $461,819, respectively. On October 1, 2015, the Company received a payment of $795,567 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive an additional $938,926. At June 30, 2016, and December 31, 2015, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0. If all the remaining milestones are met, we would receive approximately $400,000. There can be no assurances as to how much of these amounts we will ultimately realize or when they will be realized, if at all.

Funds Held in Escrow from Sale of Investments. At June 30, 2016, and December 31, 2015, there were funds held in escrow fair valued at $116,781 and $311,137, respectively, relating to the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc. On April 20, 2016, the Company received proceeds of $390,492 from the release of a portion of the funds held in escrow following the transaction. The remaining funds held in escrow are expected to be released in April of 2017, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $234,336 and realize a gain of $117,555. At June 30, 2016, and December 31, 2015, there were funds held in escrow fair valued at $0 and $63,428, respectively, relating to the sale of the Molecular Imprints' non-semiconductor business to Magic Leap, Inc. On May 18, 2016, the Company received proceeds of $130,522, following the expiration of the one-year escrow period established at the closing of the transaction.

Receivable From Sale of Investments. At June 30, 2016, we had a receivable totaling $383,581 from the sale of our shares to the second buyer, which settled on July 5, 2016. On May 18, 2016, the Company agreed to sell its shares of Magic Leap, Inc., to two undisclosed buyers for aggregate gross proceeds of $640,928. The Company received proceeds of $257,347 from one buyer on June 28, 2016.

Prepaid Expenses. We include prepaid insurance premiums and deferred financing charges in "Prepaid expenses." Prepaid insurance premiums are recognized over the term of the insurance contract and are included in "Insurance expense" in the Consolidated Statements of Operations. Deferred financing charges consist of fees and expenses paid in connection with the closing of loan facilities and are capitalized at the time of payment. Deferred financing charges are amortized over the term of the loan facility discussed in "Note 5. Debt." Amortization of the financing charges is included in "Interest and other debt expenses" in the Consolidated Statements of Operations.

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $157,313 and $180,089 at June 30, 2016, and December 31, 2015, respectively, representing cost, less accumulated depreciation of $465,908 and $445,476, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. Substantially all of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if investments have not paid dividends or interest within the last 12 months. These write-offs are reversed through interest income. During the three months and six months ended June 30, 2016, the Company earned $103,732 and $138,597, respectively, in interest on subordinated secured debt, non-convertible promissory notes, senior secured debt and interest-bearing accounts. During the three months and six months ended June 30, 2015, the Company earned $75,730 and $158,537, respectively, in interest on senior secured debt, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and six months ended June 30, 2016, the Company recorded, on a net basis, $93,401 and $209,076, respectively, of bridge note interest. During the three months and six months ended June 30, 2015, the Company recorded, on a net basis, $205,965 and $258,990, respectively, of bridge note interest. The total for the six months ended June 30, 2015, includes a partial write-off of previously accrued bridge note interest of $1,427.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our non-convertible debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. For the three months and six months ended June 30, 2016, total yield-enhancing fees accreted into investment income were $39,933, and $44,558, respectively. For the three months and six months ended June 30, 2015, total yield-enhancing fees accreted into investment income were $19,741 and $46,048, respectively.

Fees for Providing Managerial Assistance to Portfolio Companies. For the three months and six months ended June 30, 2016, the Company earned income of $222,976 and $369,853, respectively, owing to certain of its employees providing managerial assistance to certain portfolio companies, primarily from Interome, Inc., totaling $200,000 and $300,000, respectively, for the three months and six months ended June 30, 2016. Fees were also received from certain other portfolio companies, namely Adesto Technologies Corporation, OpGen, Inc., TARA Biosystems, Inc., Fleet Health Alliance, LLC, and Muses Labs, Inc., during 2016. For the three months and six months ended June 30, 2015, the Company earned income of $6,500 and $13,500, respectively, owing to one of its employees providing managerial assistance to one of its portfolio companies.

Call Options. The Company writes covered call options on publicly traded securities with the intention of earning option premiums. Option premiums may increase the Company’s realized gains and, therefore, may increase distributable income, but may limit the realized gains on the underlying security. When a company writes (sells) an option, an amount equal to the premium received by the Company is recorded in the Consolidated Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the option written. When an option expires, the Company realizes a gain on the option to the extent of the premiums received. Premiums received from writing options that are exercised or closed are added to the proceeds or offset against the amount paid on the transaction to determine the realized gain or loss. Previously recorded unrealized gains and losses on expired, exercised or closed options are reversed at the time of such transactions. At June 30, 2016, and December 31, 2015, the Company did not have shares covered by call option contracts.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase (decrease) to our additional paid-in capital. For the three months and six months ended June 30, 2016, and June 30, 2015, the increase (decrease) to our operating expenses was offset by the increase (decrease) to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

Rent expense. Our lease at 1450 Broadway, New York, New York, commenced on January 21, 2010. The lease expires on December 31, 2019. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. We apply these rent abatements, credits, escalations and landlord payments on a straight-line basis in the determination of rent expense over the lease term. Certain leasehold improvements were also paid for on our behalf by the landlord, the cost of which is accounted for as property and equipment and "Deferred rent" in the accompanying Consolidated Statements of Assets and Liabilities. These leasehold improvements are depreciated over the lease term. We also leased office space in California until December 31, 2015.

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

Concentration of Investor Risk. As of June 30, 2016, two investors, Ariel Investments and Granahan Investment Management, owned approximately 12.4 percent and 5.7 percent, respectively, of our outstanding shares.

Recent Accounting Pronouncements. On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). This ASU is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The impact on the Company’s Consolidated Financial Statements is currently being evaluated.

On March 15, 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting", which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This ASU should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. For all entities, public and nonpublic, the new standard is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The impact on the Company’s Consolidated Financial Statements is currently being evaluated.

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

On January 5, 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (“ASU 2016-01”), which affects the accounting for equity investments. ASU 2016-01 requires that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The guidance will be effective for public entities for fiscal year beginning after December 15, 2017, including interim periods within that year. The impact on the Company’s Consolidated Financial Statements is currently being evaluated.

On April 7, 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under the former accounting standards, such costs were recorded as an asset. On August 18, 2015, the FASB clarified that the guidance in ASU 2015-03 does not apply to line of credit arrangements. Accordingly, companies may continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. The new guidance in ASU 2015-03 was adopted on January 1, 2016, and did not have any impact on the Company’s Consolidated Financial Statements.

On February 18, 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance was adopted on January 1, 2016, and did not have any impact on the Company’s Consolidated Financial Statements.

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

On June 19, 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance was adopted on January 1, 2016, and did not have any impact on the Company’s Consolidated Financial Statements.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of June 30, 2016, and December 31, 2015, our largest 10 investments by value accounted for approximately 78 percent and 79 percent, respectively, of the value of our equity-focused portfolio. Our largest three investments, by value, Metabolon, Inc., D-Wave Systems, Inc., and HZO, Inc. accounted for approximately 17 percent, 16 percent and 12 percent, respectively, of our equity-focused portfolio at June 30, 2016. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and HZO, Inc, accounted for approximately 19 percent, 18 percent and 10 percent, respectively, of our equity-focused portfolio at December 31, 2015. Metabolon, Inc., D-Wave Systems, Inc., and HZO, Inc., are privately held portfolio companies. Adesto Technologies Corporation is a publicly traded portfolio company.

Approximately 86 percent of the portion of our equity-focused portfolio that was fair valued was comprised of securities of 25 privately held companies, the securities of publicly traded Champions Oncology, Inc., the warrants of OpGen, Inc., and the warrants and options of Enumeral Biomedical Holdings, Inc. Approximately 0.5 percent of the portion of our equity-focused portfolio that was valued according to the equity method was comprised of two privately held companies. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net increase in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

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

At June 30, 2016, and December 31, 2015, the Company had outstanding debt of $5,000,000. The weighted average annualized interest rate for each of the three months and six months ended June 30, 2016, was 10 percent, exclusive of amortization of closing fees and other expenses. The weighted average annual interest rate for the year ended December 31, 2015, was 10 percent. The weighted average debt outstanding for the three months and six months ended June 30, 2016, was $5,000,000. The weighted average debt outstanding for the year ended December 31, 2015, was $5,000,000. The remaining capacity under the Loan Facility was $15,000,000 at June 30, 2016. Unamortized fees and expenses of $218,600 and $306,040 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of June 30, 2016, and December 31, 2015, respectively. These amounts are amortized over the term of the Loan Facility, and $87,440 was amortized in the six months ended June 30, 2016, and in the six months ended June 30, 2015. The Company paid $37,917 and $75,833 in non-utilization fees during the three months and six months ended June 30, 2016, respectively. The Company paid $37,917 and $87,917 in non-utilization fees during the three months and six months ended June 30, 2015, respectively. The Company paid $126,389 and $252,778 in interest expense for the three months and six months ended June 30, 2016, respectively. The Company paid $126,389 in interest expense for each of the three months and six months ended June 30, 2015. During the six months ended June 30, 2016, and June 30, 2015, the Company paid $0 and $50,000, respectively, in utilization fees associated with a drawdown of the Loan Facility. At June 30, 2016, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At June 30, 2016, our financial assets valued at fair value were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	June 30, 2016	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Privately Held Portfolio Companies:
Preferred Stock	$52,442,790	$0	$0	$52,442,790
Bridge Notes	5,478,889	0	0	5,478,889
Warrants	101,041	0	0	101,041
Rights to Milestone Payments	2,993,857	0	0	2,993,857
Common Stock	1,935,702	0	0	1,935,702
Senior Secured Debt	1,494,000	0	0	1,494,000
Options	0	0	0	0

Publicly Traded Portfolio Companies:
Common Stock	$10,073,119	$9,525,398	$547,721	$0
Warrants	167,144	0	57,385	109,759

Total Investments:	$74,686,542	$9,525,398	$605,106	$64,556,038

Funds Held in Escrow From Sales of Investments:	$116,781	$0	$0	$116,781

Total Financial Assets:	$74,803,323	$9,525,398	$605,106	$64,672,819

Financial Instruments Disclosed, but not Carried, at Fair Value

The following table presents the carrying value and the fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2016, and the level of each financial liability within the fair value hierarchy:

Description	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Term Loan Credit Facility(1)	$5,000,000	$5,000,000	$0	$0	$5,000,000
Total	$5,000,000	$5,000,000	$0	$0	$5,000,000
(1)Fair value of the Term Loan Credit Facility is equal to the carrying amount of this credit facility.

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

Description	Fair Value at June 30, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average (a))
			Price Per Share	$2.26 - $3.71 ($3.10)
			Revenue Multiples	4.2 - 4.4 (4.3)
			Discount for Lack of Marketability	33.9% - 44.2% (38.0%)
			Volatility	46.1%-100.3% (56.2%)
Preferred Stock	$33,574,538	Hybrid Approach	Time to Exit / Cash Flows (Years)	5.0 (5.00)
			Probability of Achieving Independent Milestones	25.0% - 100.0% (59.6%)
			Probability of Achieving Dependent Milestones	32.0% - 83.0% (64.0%)
			Price Per Share	$0.34 - $3.11 ($1.90)
			Non-Performance Risk (Including Change in Value of Public Market Comparable Companies)	-21.9% - 0.0% (-1.7%)
			Volatility	45.6% - 123.5% (81.2%)
Preferred Stock	15,865,089	Income Approach	Time to Exit / Cash Flows (Years)	0.1 - 11.0 (5.01)
			Price Per Share	$0.87 ($0.87)
			Non-Performance Risk	0.0% (0.0%)
			Volatility	50.1% (50.1%)
			Revenue Multiples	4.2 (4.2)
			Time to Exit (Years)	5.0 (5.0)
Preferred Stock	3,003,163	Market Approach	Discount for Lack of Marketability	24.5% (24.5%)
Bridge Notes	307,865	Hybrid Approach	Estimated Value to Cost Ratio at Conversion	1.23 (1.23)
Bridge Notes	730,989	Income Approach	Estimated Value to Cost Ratio at Payout	0.30 - 1.00 (0.58)
Bridge Notes	4,440,035	Market Approach	Estimated Value to Cost Ratio at Conversion	1.00 - 2.00 (1.10)

Description	Fair Value at June 30, 2016	Valuation Technique(s)	Unobservable Input	Range (Weighted Average (a))
			Price Per Share	$2.26 - $3.71 ($2.96)
			Revenue Multiples	4.4 (4.4)
			Discount for Lack of Marketability	44.2% (44.2%)
			Volatility	60.9%-100.3% (81.2%)
Common Stock	$1,390,021	Hybrid Approach	Time to Exit (Years)	5.0 (5.00)
Common Stock	260,000	Income Approach	Price Per Share	$0.13 ($0.13)
			Volatility	43.5% (43.5%)
			Revenue Multiples	1.2 (1.2)
			Time to Exit (Years)	2.0 (2.0)
			Discount for Lack of Marketability	17.4% (17.4%)
Common Stock	285,681	Income Approach	Price Per Share	$0.0000 - $0.0010 ($0.0001)
			Stock Price	$0.20 - $2.78 ($1.62)
			Volatility	55.6% - 91.2% (74.8%)
Warrants	210,800	Income Approach	Time to Exit (Years)	2.6 - 8.6 (5.32)
			Stock Price	$0.00 ($0.00)
			Volatility	0.0% (0.0%)
Warrants	0	Market Approach	Time to Exit (Years)	0.0 (0.0)
			Probability of Achieving Independent Milestones	50% - 75% (67%)
			Probability of Achieving Dependent Milestones	50% - 100% (70%)
Rights to Milestone Payments	2,993,857	Income Approach	Time to Cash Flows (Years)	0.8 - 6.5 (3.7)
Senior Secured Debt	1,494,000	Income Approach	Discount Rate	47% (47%)
			Probability of Achieving Independent Milestones	50% (50%)
Funds Held in Escrow from Sales of Investments	116,781	Income Approach	Time to Cash Flows (Years)	0.8 (0.8)
			Volatility	89% (0%)
Options	0	Income Approach	Time to Exit (Years)	0.1 (0.0)

Total	$64,672,819

(a) Weighted average based on fair value at June 30, 2016.

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market, income or hybrid approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, merger and acquisition ("M&A") transactions consummated by comparable companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an initial public offering ("IPO") or an acquisition transaction, estimated time to exit, volatilities of comparable publicly traded companies and management’s best estimate of risk attributable to non-performance risk. We employ option pricing models as a primary methodology to derive value for companies that have consummated arm’s length financings within one year of the date of valuation. We use alternative methods such as multiples to revenues and/or the present value of future cash flows to derive value for certain companies that have not had a recent arm’s length financing or where option pricing models yield results that differ substantially from values derived by other market-based approaches. We define non-performance risk as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We also include discount factors for adjustments to transaction/sale values and discount ratios for discounted cash flows in our definition of non-performance risk. We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own. An increase in the volatility assumption generally increases the enterprise value calculated in an option pricing model. An increase in the time to exit assumption also generally increases the enterprise value calculated in an option pricing model. Variations in the expected time to exit or expected volatility assumptions have a significant impact on fair value. We increased the time to exit used to derive value as of June 30, 2016, versus prior quarters based on an updated analysis of our weighted-average holding periods. We may also consider changes in market values for sets of comparable companies when recent private transaction information is not available.

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

Subordinated Secured Debt and Senior Secured Debt

We invest in non-convertible debt investments through subordinated secured debt and senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For non-convertible debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2016.

	Beginning Balance 4/1/2016	Total Realized (Losses) Gains Included in Changes in Net Assets		Transfers		Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 6/30/2016	Amount of Total Appreciation (Depreciation) for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Losses or Gains Relating to Assets Still Held at the Reporting Date
Preferred Stock	$49,625,042	$302,325	[1]	$(795,589)	[3]	$3,140,351	$811,589	$(640,928)	$52,442,790	$3,150,742
Bridge Notes	4,203,806	0		(156,621)	[3]	151,302	1,280,402	0	$5,478,889	287,239
Common Stock	668,032	0		952,210	[3]	315,460	0	0	$1,935,702	315,460
Warrants	249,135	(72,668)	[2]	(101,431)	[4]	135,764	0	0	$210,800	63,096
Rights to Milestone Payments	2,959,769	0		0		34,088	0	0	$2,993,857	34,088
Subordinated Secured Debt	570,491	0		(569,904)	[3]	(5,328)	4,741	0	$0	0
Senior Secured Debt	875,000	0		569,904	[3]	13,904	35,192	0	$1,494,000	13,904
Funds Held in Escrow From Sales of Investments	633,921	3,874	[1]	0		0	0	(521,014)	$116,781	0
Options	0	0		0		0	0	0	$0	0
OTC Traded Common Stock	0	0		0		0	0	0	$0	0
Total	$59,785,196	$233,531		$(101,431)		$3,785,541	$2,131,924	$(1,161,942)	$64,672,819	$3,864,529

1Represents a gross realized gain.
2Represents a gross realized loss.
3Transfers among asset classes are owing to conversions at financing events. These do no represent transfers in or out of Level 3.
4There was a $101,431 transfer from "Warrants" of OpGen, Inc., from a Level 3 investment into a Level 2 investment.

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments. For the three months ended June 30, 2016, there were transfers out of Level 3 investments totaling $101,431. A total of 300,833 of our warrants of Opgen, Inc., transferred from Level 3 investments to Level 2 investments owing to the use of their unadjusted volume-weighted average share price during the second quarter of 2016 on the NASDAQ Capital Market on June 30, 2016, to derive their value.

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2016.

	Beginning Balance 1/1/2016	Total Realized (Losses) Gains Included in Changes in Net Assets		Transfers		Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 6/30/2016	Amount of Total Appreciation (Depreciation) for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Losses or Gains Relating to Assets Still Held at the Reporting Date
Preferred Stock	$48,568,205	$(4,239,457)	[1]	$(646,631)	[6]	$8,090,010	$1,311,591	$(640,928)	$52,442,790	$3,558,619
Bridge Notes	4,275,728	(121,522)	[2]	(156,621)	[6]	174,178	2,171,076	(863,950)	$5,478,889	188,592
Common Stock	639,786	0		952,210	[6]	343,696	10	0	$1,935,702	343,696
Warrants	480,025	(72,668)	[2]	(250,389)	[3,5]	53,832	0	0	$210,800	(18,836)
Rights to Milestone Payments	3,362,051	0		0		(368,194)	0	0	$2,993,857	(368,194)
Subordinated Secured Debt	560,538	0		(569,904)	[6]	0	9,366	0	$0	0
Senior Secured Debt	0	0		569,904	[6]	13,904	910,192	0	$1,494,000	13,904
Funds Held in Escrow From Sales of Investments	374,565	263,230	[4]	0		0	0	(521,014)	$116,781	0
Options	54	0		0		(54)	0	0	$0	(54)
OTC Traded Common Stock	29,732	0		(29,732)		0	0	0	$0	0
Total	$58,290,684	$(4,170,417)		$(131,163)		$8,307,372	$4,402,235	$(2,025,892)	$64,672,819	$3,717,727

1Represents gross realized losses of $4,541,782 net of gross realized gains of $302,325.
2Represents a gross realized loss.
3There was a $148,958 transfer from "Warrants" into "Preferred Stock" owing to the exercise of an NGX Bio, Inc., warrant.
4Represents a gross realized gain.
5There was a $101,431 transfer from "Warrants" of OpGen, Inc., from a Level 3 investment to a Level 2 investment.
6Transfers among asset classes are owing to conversions at financing events. These do no represent transfers in or out of Level 3.

For the six months ended June 30, 2016, there were transfers out of Level 3 investments totaling $131,163. A total of 129,327 of our shares of Enumeral Biomedical Holdings, Inc., transferred from Level 3 investments to Level 1 investments owing to the use of their unadjusted closing share price on their respective stock exchanges on June 30, 2016, to derive their value. A total of 300,833 of our warrants of Opgen, Inc., transferred from Level 3 investments to Level 2 investments owing to the use of their unadjusted volume-weighted average share price during the second quarter of 2016 on the NASDAQ Capital Market on June 30, 2016, to derive their value.

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

Description	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average(a))
Preferred Stock	$7,648,727	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 - $2.17 ($2.07) 48.8% - 131.2% (56.5%) 1.25 - 1.5 Years (1.48)
Preferred Stock	22,784,347	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0.02 - $23.03 ($2.65) 0% - 48% (4.4%) 0% - 112.8% (68.4%) 1.0 - 5.0 Years (2.8)
Preferred Stock	18,135,131	Market Approach	Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	0% - 54.1% (45.5%) 0 - 5.9 (4.76) 0.2 - 2 Years (1. 2) 0% - 16.7% (12.9%)
Bridge Notes	1,124,714	Income Approach	Private Offering Price	$1.00 ($1.00)
Bridge Notes	3,151,014	Market Approach	Private Offering Price	$0.56 - $1.00 ($0.98)
Common Stock	309,963	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 ($1.08) 131.2% (131.2%) 1.25 Years (1.25)
Common Stock	329,802	Income Approach	Private Offering Price Volatility Time to Exit	$0 - $3.71 ($3.71) 50.8% (50.8%) 3 Years (3)
Common Stock	21	Market Approach	Private Offering Price	$0.0001 - $0.001 ($0.0001)
Warrants	101,431	Market Approach	Volume Weighted Average Price	0.34 (0.34)
Warrants	378,594	Income Approach	Stock Price Volatility Expected Term	$0.21 - $3.88 ($1.04) 48.8% - 101.9% (64%) 0.03 - 9.14 Years (3.34)
Rights to Milestone Payments	3,362,051	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	25% - 100% (58%) 0% - 75% (36%)
Subordinated Secured Debt	560,538	Market Approach	Market Price	0.56 (0.56)
Funds Held in Escrow From Sales of Investments	374,565	Market Approach	Escrow Discount	50% (50%)
Options	54	Income Approach	Stock Price Volatility Expected Term	$0.23 ($0.23) 79% (79%) 0.58 Years (0.58)
OTC Traded Common Stock	29,732	Market Approach	Stock Price	$0.23 ($0.23)
Total	$58,290,684

(a)Weighted average based on fair value at December 31, 2015.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended June 30, 2015.

	Beginning Balance 4/1/2015	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers		Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 6/30/2015	Amount of Total (Depreciation) Appreciation for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date
Preferred Stock	$70,753,835	$3,351,833	$(733,224)	[1]	$(4,555,794)	$600,001	$(5,533,846)	$63,882,805	$(2,645,859)
Bridge Notes	4,240,543	0	(1,128,258)		1,238,073	844,000	0	5,194,358	1,238,073
Common Stock	598,687	0	(22,752)		(123,806)	0	0	452,129	(123,806)
Warrants	1,288,876	(98,644)	(201,558)		(237,919)	272,349	0	1,023,104	(630,226)
Rights to Milestone Payments	3,194,781	0	0		(13,598)	0	0	3,181,183	(13,598)
Senior Secured Debt	1,095,806	0	0		(254,508)	17,328	(94,373)	764,253	(254,508)
Subordinated Secured Debt	981,100	0	0		3,513	2,412	0	987,025	3,513
Funds Held in Escrow From Sales of Investments	308,345	(62,482)	126,972	[1]	0	0	0	372,835	0
Options	49,280	0	0		(10,744)	0	0	38,536	(10,744)
OTC Traded Common Stock	5,718,235	0	(321,837)		1,428,212	882,652	0	7,707,262	924,114
Total	$88,229,488	$3,190,707	$(2,280,657)		$(2,526,571)	$2,618,742	$(5,628,219)	$83,603,490	$(1,513,041)

[1]	There was a $126,972 transfer from "Preferred Stock" into Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc.

We elected to use the beginning of period values to recognize transfers in and out of Level 2 and Level 3 investments. For the three months ended June 30, 2015, there were transfers out of Level 3 totaling $2,280,657. Certain of our shares of Enumeral Biomedical Holdings, Inc., and OpGen, Inc., transferred from Level 3 investments owing to the use of their unadjusted closing share price on their respective shock exchanges on June 30, 2015, to derive their value.

The following chart shows the components of change in the financial assets categorized as Level 3 for the six months ended June 30, 2015.

	Beginning Balance 1/1/2015	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers		Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 6/30/2015	Amount of Total (Depreciation) Appreciation for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date
Preferred Stock	$70,969,603	$3,351,833	$(231,361)	[1]	$(6,607,451)	$1,934,027	$(5,533,846)	$63,882,805	$(4,697,516)
Bridge Notes	2,163,916	0	(1,630,121)		2,744,477	1,916,086	0	5,194,358	2,744,477
Common Stock	535,280	0	(74,379)		(8,772)	0	0	452,129	(8,772)
Warrants	2,026,864	(383,488)	(201,558)		(667,063)	272,349	(24,000)	1,023,104	(860,750)
Rights to Milestone Payments	3,193,865	0	0		(12,682)	0	0	3,181,183	(12,682)
Senior Secured Debt	1,203,299	0	0		(286,383)	33,446	(186,109)	764,253	(286,383)
Subordinated Secured Debt	979,450	0	0		(5,026)	12,601	0	987,025	(5,026)
Funds Held in Escrow From Sales of Investments	306,802	(60,939)	126,972	[1]	0	0	0	372,835	0
Options	50,690	0	0		(12,154)	0	0	38,536	(12,154)
OTC Traded Common Stock	7,251,178	0	(321,837)		(104,731)	882,652	0	7,707,262	(608,829)
Total	$88,680,947	$2,907,406	$(2,332,284)		$(4,959,785)	$5,051,161	$(5,743,955)	$83,603,490	$(3,747,635)

[1]	There was a $126,972 transfer from "Preferred Stock" into Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc.

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

NOTE 7. DERIVATIVES

At June 30, 2016, and December 31, 2015, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $2,527,629 and $2,900,232 as of June 30, 2016, and December 31, 2015, respectively. At June 30, 2016, and December 31, 2015, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of June 30, 2016, and December 31, 2015. At June 30, 2016, and December 31, 2015, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $466,228 and $461,819 as of June 30, 2016, and December 31, 2015 respectively. These milestone payments are contingent upon certain milestones being achieved in the future. The Company is not subject to master-netting arrangements.

The following tables present the value of derivatives held at June 30, 2016, and the effect of derivatives held during the three months and six months ended June 30, 2016, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,527,629	—	—
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—
Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$466,228	—	—

Statements of Operations
for the Three Months Ended
June 30, 2016:

Derivatives	Location	Realized Gain (Loss)	(Increase) Decrease in Unrealized Depreciation
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$31,933
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0
Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$2,155

Statements of Operations
for the Six Months Ended
June 30, 2016:

Derivatives	Location	Realized Gain (Loss)	(Increase) Decrease in Unrealized Depreciation
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$(372,603)
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0
Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$4,409

The following tables present the value of derivatives held at December 31, 2015, and the effect of derivatives held during the three months and six months ended June 30, 2015, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,900,232	—	—
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—
Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$461,819	—	—

Statements of Operations
for the Three Months Ended
June 30, 2015:

Derivatives	Location	Realized Gain (Loss)	(Increase) Decrease in Unrealized Depreciation
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$(14,809)
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0
Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$1,211

Statements of Operations
for the Six Months Ended
June 30, 2015:

Derivatives	Location	Realized Gain (Loss)	(Increase) Decrease in Unrealized Depreciation
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$(15,656)
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0
Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$2,974

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

Our accumulated postretirement benefit obligation was re-measured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During the three months and six months ended June 30, 2016, a total of $52,246 and $104,492, respectively, was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations. All of the amounts reported in the Consolidated Statements of Comprehensive Loss relate to the plan amendment.

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

Stock Option Awards

During the six months ended June 30, 2016, and the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. The Compensation Committee does not plan to grant new stock options to employees.

The stock options outstanding are fully vested and, therefore, fully expensed.

No options were exercised during the six months ended June 30, 2016, and June 30, 2015. Upon exercise, shares would be issued from our previously authorized but unissued shares.

A summary of the changes in outstanding stock options for the six months ended June 30, 2016, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2016	1,402,912	$9.85	$6.34	0.70	$0
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited or Expired	(1,205,060)	10.34	6.85	0
Options Outstanding and Exercisable at June 30, 2016	197,852	$6.86	$3.25	1.52	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $1.61 on June 30, 2016, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on June 30, 2016.

Restricted Stock

On June 7, 2016, an additional 12,000 shares of restricted stock were granted to the non-employee members of the Board of Directors.

For the three months and six months ended June 30, 2016, we recognized $38,643 and $(65,923), respectively, of compensation expense (benefit) related to restricted stock awards. Our compensation expense (benefit) of $38,643 for the three months ended June 30, 2016, includes $142,415 of compensation expense, net of a reversal of previously recognized compensation expense of $103,772 owing to pre-vested forfeitures. Our compensation (benefit) expense of $(65,923) for the six months ended June 30, 2016, includes $308,641 of compensation expense, net of a reversal of previously recognized compensation expense of $374,564 owing to pre-vested forfeitures. As of June 30, 2016, there was unrecognized compensation cost of $555,291 related to restricted stock awards. This cost is expected to be recognized over a remaining weighted average period of approximately eleven months.

Non-vested restricted stock awards as of June 30, 2016, and changes during the six months ended June 30, 2016, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	1,062,329	$2.66
Granted	12,000	1.74
Vested based on service	(35,074)	3.31
Shares withheld related to net share settlement of restricted stock	(13,860)	3.37
Forfeited	(283,370)	2.65
Outstanding at June 30, 2016	742,025	$2.61

Non-vested restricted stock awards as of June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	1,165,495	$2.73
Granted	10,000	2.72
Vested based on service	(40,842)	3.39
Shares withheld related to net share settlement of restricted stock	(17,325)	3.37
Forfeited	(3,999)	3.44
Outstanding at June 30, 2015	1,113,329	$2.69

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. During the six months ended June 30, 2016, 39,600 restricted stock awards vested, of which 25,740 restricted stock awards were net settled by withholding 13,860 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling $22,315 to the appropriate tax authorities. During the six months ended June 30, 2015, 58,167 restricted stock awards vested, of which 49,500 restricted stock awards were net settled by withholding 17,325 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling $47,644 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments to the extent they are not offset by capital loss carryforwards, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to consider designating net capital gains for distribution as "cash dividends," "designated undistributed capital gains" or "deemed dividends" or some combination thereof. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2016, we had capital loss carryforwards of $5,252,546, which we intend to use to offset current year capital gains, if any. During the six months ended June 30, 2016, we realized net capital losses of $4,170,402.

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

Although we received SEC certifications for 1999 to 2014, there can be no assurance that we will receive such certification for 2015 or subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We also will fail to qualify for favorable RIC tax treatment for a taxable year if we do not satisfy the 90 percent Income Test or Annual Distribution Requirement for such year. In the event we do not satisfy the 90 percent Income Test, the Diversification Tests and the Annual Distribution Requirement for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

For the three months ended June 30, 2016, and June 30, 2015, our income tax (benefit) expense was $(1,339) and $1,600, respectively, in federal, state and local taxes. For the six months ended June 30, 2016, and June 30, 2015, our income tax expense was $4,491 and $1,705, respectively, in federal, state and local taxes. At June 30, 2016, and June 30, 2015, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of Ventures, which is taxed as a C Corporation. For the three months ended June 30, 2016, and June 30, 2015, our income tax (benefit) expense for Ventures was $(1,465) and $800, respectively. For the six months ended June 30, 2016, and June 30, 2015, our income tax (benefit) expense for Ventures was $(665) and $800, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On May 4, 2016, the Company made a $150,000 investment in AgTech Accelerator Corporation ("AgTech"). This initial investment was part of an overall $300,000 operating commitment to AgTech. AgTech will be identifying emerging agricultural innovation companies for the Company to invest in directly. In addition to this operating commitment, the Company has an unfunded $1,200,000 investment commitment to be invested in the identified portfolio companies over a five-year period. If the

Company defaults on these commitments, the other investors may purchase the Company's shares of AgTech for $0.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment.

The Company's aggregate operating and investment commitments in AgTech amounted to $300,000 and $1,200,000, respectively. During the six months ended June 30, 2016, $150,000 in capital related to the operating commitment was called. As of June 30, 2016, the Company had remaining unfunded commitments of $150,000 and $1,200,000, or approximately 50 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by AgTech.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the year ended December 31, 2015, $262,215 in capital related to the operating commitment and $1,132,950 in capital related to the investment commitment was called. During the six months ended June 30, 2016, $103,680 in capital related to the operating commitment and $550,290 in capital related to the investment commitment was called. As of June 30, 2016, the Company had remaining unfunded commitments of $84,760 and $1,650,093, or approximately 12.7 percent and 49.5 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

NOTE 12. SHARE REPURCHASE PROGRAM

On August 6, 2015, our Board of Directors authorized a repurchase of up $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at December 31, 2015. The total dollar amount of shares repurchased in this period was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. The six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period. As of June 30, 2016, no additional repurchases have occurred, leaving a maximum of $2.5 million available for future repurchases through six months from the proxy mailing date of April 29, 2016.

NOTE 13. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the six months ended June 30, 2016, and June 30, 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for decrease in net assets per share resulting from operations	$(1,185,045)	$(1,529,496)	$(7,234,659)	$(5,451,534)
Denominator for basic weighted average shares	30,850,982	31,285,894	30,848,368	31,283,382
Basic net decrease in net assets per share resulting from operations	$(0.04)	$(0.05)	$(0.24)	$(0.17)
Denominator for diluted weighted average shares	30,850,982	31,285,894	30,848,368	31,283,382
Diluted net decrease in net assets per share resulting from operations	$(0.04)	$(0.05)	$(0.24)	$(0.17)
Anti-dilutive shares by type:
Stock Options	197,852	1,402,912	197,852	1,402,912
Restricted Stock[1]	95,025	220,329	95,025	220,329
Total anti-dilutive shares	292,877	1,623,241	292,877	1,623,241

1 A total of 647,000 and 839,000 market-based shares of restricted stock were outstanding during each of the six months ended June 30, 2016, and June 30, 2015, respectively. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the six months ended June 30, 2016, and June 30, 2015, the calculation of net decrease in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 14. RELATED PARTY TRANSACTIONS

As a BDC, we provide managerial assistance to our portfolio companies. In certain cases, we earn fees for providing such assistance. During the three months and six months ended June 30, 2016, we earned fees totaling $222,976 and $369,853, respectively. During the three months and six months ended June 30, 2015, we earned fees totaling $6,500 and $13,500, respectively.

NOTE 15. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

The following unconsolidated portfolio company is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of June 30, 2016. Accordingly, summarized, comparative financial information is presented below for this unconsolidated significant subsidiary.

Senova Systems, Inc.

The following table shows unaudited summarized financial information for Senova Systems, Inc.

	Six Months Ended June 30,
	2016	2015
Net revenue	$7,990	$36,000
Net operating loss	(573,135)	(770,646)
Earnings before taxes	(573,135)	(770,646)
Net loss	(626,668)	(799,515)

NOTE 16. SUBSEQUENT EVENTS

On July 12, 2016, the Company made a $300,000 follow-on investment in Interome, Inc., a privately held portfolio company.

On July 13, 2016, the Company made a $350,000 follow-on investment in EchoPixel, Inc., a privately held portfolio company.

On August 4, 2016, the Company made a $230,000 initial investment in Genome Profiling, LLC, a privately held portfolio company.

In connection with our investment in the convertible bridge note financing in HZO, Inc., during the second quarter of 2016, the Company was due to receive a warrant for the purchase of 0.025 percent of HZO's outstanding equity if certain financing-related milestones were not met by July 1, 2016. As of June 30, 2016, these financing-related milestones were not satisfied, and, therefore, the warrant was a contingent asset as of that date.  The company did not satisfy the financing-related milestones by the required date, and thus the warrant to purchase 0.025 percent of HZO's outstanding equity was issued on July 15, 2016, and is now fully exercisable through July 15, 2023. After June 30, 2016, HZO raised additional capital under the same terms as capital invested prior to that date, however, the additional investors did not receive warrants with their investment.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Share Operating Performance
Net asset value per share, beginning of period	$2.67	$3.39	$2.88	$3.51
Net operating loss*	(0.04)	(0.05)	(0.07)	(0.11)
Net realized gain (loss) on investments*	0.01	0.10	(0.14)	0.09
Net increase in unrealized depreciation on investments and written call options*(1)	(0.01)	(0.10)	(0.02)	(0.15)
Share of loss on equity method investment*(2)	0.00	0.00	(0.01)	0.00
Total from investment operations*	(0.04)	(0.05)	(0.24)	(0.17)
Net increase as a result of stock- based compensation expense*(2)	0.00	0.01	0.00	0.01
Net decrease as a result of acquisition of vested restricted stock awards related to employee withholding(2)	0.00	(0.01)	(0.01)	(0.01)
Total (decrease) increase from capital stock transactions	0.00	0.00	(0.01)	0.00
Net increase as a result of other comprehensive income*(2)	0.00	0.00	0.00	0.00
Net (decrease) in net asset value	(0.04)	(0.05)	(0.25)	(0.17)
Net asset value per share, end of period	$2.63	$3.34	$2.63	$3.34
Stock price per share, end of period	$1.61	$2.75	$1.61	$2.75
Total return based on stock price	(2.42)%	(10.71)%	(26.82)%	(6.78)%
Supplemental Data:
Net assets, end of period	$81,284,282	$104,482,738	$81,284,282	$104,482,738
Ratio of expenses, excluding taxes, to average net assets(3)	1.84%	1.78%	3.53%	3.80%
Ratio of expenses, including taxes, to average net assets(3)	1.84%	1.78%	3.54%	3.80%
Ratio of net operating loss to average net assets(3)	(1.28)%	(1.51)%	(2.63)%	(3.40)%
Average debt outstanding	$5,000,000	$5,000,000	$5,000,000	$2,541,436
Average debt per share	$0.16	$0.16	$0.16	$0.08
Number of shares outstanding, end of period	30,880,829	31,321,685	30,880,829	31,321,685

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited June 30, 2016, Consolidated Financial Statements and the Company's audited 2015 Consolidated Financial Statements and notes thereto.

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

Overview

We seek transformative companies enabled by what we believe is disruptive science by identifying and investing in such companies and then providing strategic, operational and management resources, and creative financial solutions.

We believe we provide four core benefits to our shareholders. First, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are targeting opportunities in the precision health and precision medicine markets that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Second, we have an existing portfolio of companies in exciting markets at varying stages of maturity that provide for a potential pipeline of investment returns over time. Third, we provide access for accredited investors to co-invest with us in our portfolio companies when we acquire pre-emptive rights and either lack sufficient capital to fully exercise those rights, or otherwise determine that such investment is not appropriate for us. Fourth, we are able to invest opportunistically in a range of types of securities to take advantage of market inefficiencies.

We believe our future growth will be driven by building companies that are targeting the growing market of precision health and precision medicine. We believe that by operating these precision health and precision medicine companies as controlled partner companies rather than as traditional portfolio company investments, we can provide more meaningful growth for our shareholders. Our team is already actively engaged in this market and in operating these companies.

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

We believe the best way to generate value for our shareholders is to operate these companies as majority-owned subsidiaries or controlled portfolio companies where we are actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. This level of control and influence was difficult for us to maintain and exert while making traditional investments owing to our relatively small asset base as compared with other investors. We believe our ability to be a long-term, patient partner that can generate returns on invested capital through dividends, consulting income, fee income and other sources of cash flows in addition to the sale of our securities of our investee companies is a competitive advantage for us and provides flexibility in how we build and invest in companies.

As of June 30, 2016, we had eleven portfolio companies focused on the precision health and precision medicine market. We had controlling positions in four of these eleven companies.

Review of Second Quarter 2016

During the second quarter of 2016, we continued to take steps to position the Company for potential future growth. We believe a number of accomplishments, including those by our portfolio companies during the quarter have the potential to contribute to this goal. These steps and accomplishments include:

•
We increased our investment income by 60 percent and decreased our net operating loss by 34 percent during the second quarter of 2016 as compared with the second quarter of 2015. We increased our investment income by 77 percent and decreased our net operating loss by 39 percent during the first six months of 2016 as compared with the first six months of 2015;

•
Mersana Therapeutics, Inc., raised an equity round of capital from new and current investors at a higher price per share than the company’s prior round of financing. Lodo Therapeutics Corporation completed the second tranche of its initial equity round of financing. HZO, Inc., and NGX Bio, Inc., raised capital through issuance of convertible notes to new and existing investors;

•
We made initial seed investments in two new precision health and precision medicine companies, Fleet Health Alliance, LLC and Muses Labs, Inc. We also joined a group of investors and corporate partners in AgTech Accelerator Corporation;

•
We launched our first two co-investment funds offered by H&H Co-Investment Partners, LLC, an entity formed to provide shareholders who are accredited investors and other accredited investors the opportunity to invest alongside us in our portfolio companies on an individual portfolio company basis. The first two co-investment funds will invest in the current rounds of financing of D-Wave Systems, Inc., and HZO, Inc.

•
Interome, Inc., our precision health and medicine company that integrates science and analytics to provide information about your health now and into the future, is an organizer of the UnDx Consortium. The UnDx Consortium brings together leading researchers and clinicians to help provide answers to a cohort of patients suffering from undiagnosed diseases. We currently own 100 percent of the outstanding securities of Interome.

•
Several of our portfolio companies announced new partnerships, including ORIG3N, Inc., with the National Football League's San Francisco 49ers; Ensemble Therapeutics Corporation with Novartis; Nanosys, Inc., with Hitachi; Enumeral Biomedical Holdings, Inc., with Pieris Pharma; and Metabolon, Inc., with Johns Hopkins and Tufts.

•	TARA Biosystems, Inc., appointed serial entrepreneur and leading researcher, Professor Robert Langer of the Massachusetts Institute of Technology, to its board of directors.

•	We sold our shares of Magic Leap, Inc., to two undisclosed buyers for aggregate gross proceeds of $640,928 versus our cost basis of $338,604.

•	The acquisition of Bridgelux, Inc., by a consortium of buyers that was initially announced in July 2015, closed on August 1, 2016.
We also faced the following challenges during this quarter:

•	Net asset value per share decreased from $2.88 as of December 31, 2015, to $2.63 as of June 30, 2016;

•	Our price per share decreased from $2.20 as of December 31, 2015, to $1.61 as of June 30, 2016, and $1.58 as of August 8, 2016;

•
The values of public equities, particularly those of microcapitalization companies, are highly volatile. The price per share and market capitalization of Adesto Technologies Corporation decreased in value from $5.62 at March 31, 2016, to $3.28 at June 30, 2016, and closed at $3.48 at August 8,2016. Champions Oncology, Inc., decreased in value from $3.64 at March 31, 2016, to $2.15 at June 30, 2016, and closed at $1.992 at August 8, 2016. While the price per share and market capitalization of Enumeral Biomedical Holdings, Inc., increased in value from $0.16 at March 31, 2016, to $0.20 at June 30, 2016, and OpGen, Inc., increased in value from $1.41 at March 31, 2016, to $1.52 at June 30, 2016, the price per share of each company's common stock continues to trade significantly below the price per share at the time of each company's initial public listing. Enumeral and OpGen closed at $0.187 and $2.18, respectively, at August 8, 2016. Additionally, the values of comparable public market companies that are inputs in determining the values of certain of our portfolio companies also decreased during the quarter. Our own stock price has been under considerable pressure from these and other headwinds;

•
Even though the financings of some of our portfolio companies may have occurred at increases in price per share from prior rounds of financing, such increases may not be reflected in full in our values owing to other rights and preferences afforded to investors in those rounds of financing. This challenge, in part, limited the positive potential contribution to our net asset value per share by companies that completed such rounds of financing during the second quarter of 2016;

Portfolio Summary

As of June 30, 2016, we had 22 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or merger and acquisition ("M&A") transactions) and are not in the process of liquidating their assets. These do not include 1) our publicly traded and unrestricted securities of Adesto Technologies Corporation, Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc.; 2) our publicly traded securities of OpGen, Inc., which are subject to restrictions on their sale; 3) our investment in Nano Terra, Inc., which was originally structured as a non-convertible debt investment; 4) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc.; 5) our portfolio company, Laser Light Engines, Inc., which is in the process of liquidating its assets and/or has shut down; 6) our portfolio companies, Black Silicon Holdings, Inc., and SynGlyco, Inc., that exist to collect payments from the sale of subsidiaries or assets; and 7) our portfolio companies, Bridgelux, Inc. and Senova Systems Inc., which have entered into acquisition agreements. As of June 30, 2016, we valued these 22 privately held equity-focused companies at $57,977,915. Including the companies referenced above, we valued our total portfolio at $75,020,758 as of June 30, 2016.

Summary of Returns

Since our investment in Otisville in 1983 through June 30, 2016, we have made a total of 111 equity-focused investments. We have completely exited 79 and partially exited two of these 111 investments, recognizing aggregate net realized gains of $84,527,237 on invested capital of $140,893,490, or 1.6 times invested capital. For the securities of the 27 privately held companies in our equity-focused portfolio held at June 30, 2016, we have net unrealized depreciation of $28,316,792 on invested capital of $90,018,846. We have aggregate net realized gains on our exited companies, offset by unrealized depreciation for our 27 currently held equity-focused investments of $56,210,445 on invested capital of $230,912,336. The above net realized gains do not take into consideration our annual operating expenses over the period from 1983 to June 30, 2016, which expenses are directly or indirectly borne by our shareholders. At June 30, 2016, from first dollar in, the investment weighted average holding period for the 27 privately held equity-focused investments was 9.0 years. Historically, as measured from first dollar in to last dollar out, the investment weighted average holding period for the 79 investments we have fully exited was 5.9 years.

The amount of net realizations includes the following exits during the six months ended June 30, 2016:

•	Realized gain of $302,324 on our investment in Magic Leap, Inc.

•	Realized loss of $3,418,349 on our investment in Cambrios Technologies Corporation.

•	Realized loss of $1,244,955 on our investment in Ultora, Inc.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Adesto Technologies Corporation, Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., that we owned as of June 30, 2016. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of June 30, 2016, our aggregate net realized gains and cumulative invested capital from 1983 through June 30, 2016, would be $79,900,609 and $159,773,756, respectively, or 1.5 times invested capital. These amounts also do not include our shares of OpGen, Inc. that, while traded publicly, are restricted through a lock-up agreement that expires on August 18, 2016.

Recent and Potential Liquidity Events From Our Portfolio as of June 30, 2016

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. On October 1, 2015, the Company received proceeds of $795,567 upon the achievement of the first milestone associated with this transaction. As of June 30, 2016, we valued the remaining potential milestone payments from the sale of Molecular Imprints at $466,228. On April 20, 2016, the Company received proceeds of $390,492 from the release of a portion of the funds held in escrow following the transaction. We could receive an additional $234,336 from amounts held in escrow as well as up to $938,926 upon the achievement of certain additional milestones. There can be no assurance as to the timing and how much of the remaining amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed to continue development and commercialization of nanoscale patterning in consumer and biomedical applications, and we became a shareholder of the new company.

On May 1, 2015, the spin-out of Molecular Imprints, Inc.'s non-semiconductor business was acquired by Magic Leap, Inc. Upon closing of the transaction, we received our initial payment of $705,794 and 24,897 shares of Series B Preferred Stock of Magic Leap. On May 18, 2016, the Company received additional proceeds of $130,522 and 4,394 shares of Series B Preferred Stock of Magic Leap following the expiration of the one-year escrow period established at the closing of the transaction.

On May 18, 2016, the Company agreed to sell its shares of Magic Leap, Inc., to two undisclosed buyers for aggregate gross proceeds of $640,928. The Company received proceeds of $257,347 from the sale of 11,761 shares of Magic Leap on June 28, 2016. On July 5, 2016, the Company received additional proceeds of $383,581 from the sale of our remaining 17,530 shares of Magic Leap.

As of June 30, 2016, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $2,527,629. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $5,384,482. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future.

In July 2015, SynGlyco, Inc., negotiated the acceleration and settlement of payments due to it from the sale of its synthesis business to Corden Pharmaceuticals. This acceleration of payments yielded proceeds that paid off in full our senior secured debt investment with a payment to us of $567,500. We received additional repayments for our outstanding secured convertible bridge notes of approximately $750,000 during the first quarter of 2016. Additionally, SynGlyco entered into two license agreements that may provide additional payments in the future. These payments may bring our total cash distributions from this investment to approximately $1.7 million. We invested approximately $8.8 million in SynGlyco beginning with our initial investment in 2007. We valued our securities of the company at $52,339 as of June 30, 2016.

On July 21, 2015, Bridgelux, Inc., signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. This transaction closed on August 1, 2016. On August 5, 2016, the Company received $1,932,229 million in cash and 221,938 shares of a new spin-out company, Xenio, Inc. We invested approximately $5 million in Bridgelux beginning with our initial investment in 2005. We valued our securities of the company at $2,120,586 as of June 30, 2016.

Our portfolio companies often plan for and/or begin the process of pursuing potential sales and/or IPOs of those companies by hiring bankers and/or advisors to attempt to pursue such liquidity events. We consider these efforts to be in the ordinary course of business for those companies until the potential and timing of a transaction become tangible through events such as acceptance of letters of intent to acquire a company and/or the beginning of a road show to pursue an IPO.

Maturity of Current Equity-Focused Portfolio

Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity events. Our pipeline of investment maturities for the 22 privately held and 4 publicly traded equity-focused companies in our portfolio that are not in the process of being sold or shut down are shown in the figure below.

* Indicates publicly traded company as of June 30, 2016.
Note: Equity-focused portfolio companies and stage classifications as of June 30, 2016, not including 1) our rights to milestone payments associated with the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc.; and 2) portfolio companies currently in the process of being liquidated or sold, have ceased or are in the process of ceasing operations and/or are seeking a sale of their assets, including Laser Light Engines, Inc., SynGlyco, Inc., Bridgelux, Inc., Senova Systems, Inc., and Black Silicon Holdings, Inc.

We expect some of our portfolio companies to transition between stages of maturity over time. This transition may be forward if the company is maturing and is successfully executing its business plan or may be backward if the company is not successfully executing its business plan or decides to deviate from its original business plan. Transitions backward may be accompanied by an increase in non-performance risk, which reduces valuation. We discuss non-performance risk and its implications on value below in the section titled "Valuation of Investments."

We categorize our new portfolio companies, AgTech Accelerator Corporation, Fleet Health Alliance, LLC, and Muses Labs, Inc., as early-stage companies.

Ownership of Our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we currently believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 22 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or M&A transactions) and are not in the process of liquidating their assets.

Portfolio Company	Voting Ownership Range
Interome, Inc.*	>=20%
ProMuc, Inc.*
NGX Bio, Inc.*
EchoPixel, Inc.
Produced Water Absorbents, Inc.
TARA Biosystems, Inc.*
ABSMaterials, Inc.	15-20%
HZO, Inc.	10-15%
AgTech Accelerator Corporation
ORIG3N, Inc.
Metabolon, Inc.	5-10%
Accelerator IV-New York Corporation
AgBiome, LLC
Ensemble Therapeutics Corporation
Petra Pharma Corporation
Lodo Therapeutics Corporation	2.5-5%
Nanosys, Inc.	0-2.5%
D-Wave Systems, Inc.**
Mersana Therapeutics, Inc.
Fleet Health Alliance, LLC***
Muses Labs, Inc.***
Phylagen, Inc.***

*	Denotes a controlled affiliated company.

**
We own voting and non-voting classes of preferred equity of D-Wave Systems, Inc. If the non-voting preferred equity was included in the calculation, our ownership of D-Wave would be in the 2.5-5% range.

***
We own convertible bridge notes in Fleet Health Alliance, LLC, Muses Labs, Inc., and Phylagen, Inc. While these convertible bridge notes have certain rights and preferences, they are not voting securities. We currently expect that these securities will convert into voting equity securities in each company at some future date.

We often invest in multiple rounds of financing over the life of a portfolio company, however as a company matures, we may decide to reduce our investments in later rounds of financing or decide to not participate in them at all owing primarily to our focus on investing the majority of our capital in companies we control and are in the precision health and precision medicine markets. That said, we believe these maturing companies may be good investment opportunities, which is why we founded H&H Co-Investment Partners to facilitate providing the opportunity to accredited investors to participate in these later-stage rounds of financing in what we believe to be our most promising portfolio companies.

The price per share at which we invest may or may not change and may or may not increase from round to round. Additionally, we generally purchase preferred stock that is convertible into shares of common stock of the portfolio company. This conversion, if it occurs, generally coincides with a public offering or public listing event or in the event of a recapitalization of the company. This conversion may or may not be on a one share of preferred for one share of common stock basis. The table below shows this investment history and current conversion ratio for our 13 active, privately held portfolio companies in which we have made at least one investment in convertible preferred equity.

Portfolio Company	Price Per Share of Round of Financing	Classes of Equity Owned By H&H	No. of Shares of Each Security Owned by H&H	H&H Ownership on As Converted Basis	Fair Value as of 6/30/16
ABSMaterials, Inc.	$1.0000	Series A Convertible Preferred Stock	390,000	390,000	$231,918
	$1.2073	Series B Convertible Preferred Stock	1,037,751	1,037,751	$978,243
AgBiome, LLC	$1.0000	Series A-1 Convertible Preferred Stock	2,000,000	2,000,000	$4,621,038
	$1.2500	Series A-2 Convertible Preferred Stock	417,392	417,392	$1,005,124
	$3.1148	Series B Convertible Preferred Stock	160,526	160,526	$571,997
D-Wave Systems, Inc.	$0.8753	Series 1 Class B Convertible Preferred Stock	1,144,869	1,144,869	$2,536,278
	$1.0829	Series 1 Class C Convertible Preferred Stock	450,450	450,450	$1,001,791
	$0.8753	Series 1 Class D Convertible Preferred Stock	855,131	855,131	$1,901,794
	$0.9212	Series 1 Class E Convertible Preferred Stock	269,280	269,280	$606,587
	$0.9212	Series 1 Class F Convertible Preferred Stock	258,721	258,721	$582,801
	$1.0852	Series 2 Class D Convertible Preferred Stock	678,264	678,264	$1,508,446
	$1.2833	Series 2 Class E Convertible Preferred Stock	513,900	513,900	$1,164,235
	$1.2833	Series 2 Class F Convertible Preferred Stock	493,747	493,747	$1,118,578
	$1.9726	Series 1 Class H Convertible Preferred Stock	460,866	460,866	$1,121,259
	$2.6200	Series 1 Class I Convertible Preferred Stock(1)	—	—
EchoPixel, Inc.	$0.2980	Series Seed Convertible Preferred Stock	4,194,630	4,194,630	$1,365,715
	$0.3386	Series Seed-2 Convertible Preferred Stock	1,476,668	1,476,668	$508,330
Ensemble Therapeutics Corporation	$1.3800	Series B Convertible Preferred Stock	1,449,275	1,449,275	$0
	$1.3800	Series B-1 Convertible Preferred Stock	492,575	492,575	$1,289,653
HZO, Inc. (2)	$1.6431	Common Stock	405,729	405,729	$672,553
	$2.5188	Series I Convertible Preferred Stock	2,266,894	2,266,894	$5,614,379
	$3.7057	Series II Convertible Preferred Stock	674,638	674,638	$2,302,053
Lodo Therapeutics Corporation	$1.0000	Series A Convertible Preferred Stock	658,190	658,190	$670,056
Mersana Therapeutics, Inc.(3)	$11.0555	Common Stock	350,539	350,539	$717,468
	$1.0763	Series A-1 Convertible Preferred Stock	635,081	635,081	$1,333,985
	$1.0763	Series B-1 Convertible Preferred Stock	339,887	339,887	$729,566
	$2.2557	Series C-1 Convertible Preferred Stock (1)	—	—

Portfolio Company	Price Per Share of Round of Financing	Classes of Equity Owned By H&H	No. of Shares of Each Security Owned by H&H	H&H Ownership on As Converted Basis	Fair Value as of 6/30/16
Metabolon, Inc.	$6.7251	Series B Convertible Preferred Stock	371,739	1,087,608	$3,319,486
	$4.7494	Series B-1 Convertible Preferred Stock	148,696	435,043	$1,327,793
	$1.0000	Series C Convertible Preferred Stock	1,000,000	1,000,000	$3,050,329
	$1.7945	Series D Convertible Preferred Stock	835,882	835,882	$2,569,683
	$2.7565	Series E-1 Convertible Preferred Stock	444,404	444,404	$1,454,456
	$2.9048	Series E-2 Convertible Preferred Stock	103,277	103,277	$331,039
Nanosys, Inc.	$1.8670	Series C Convertible Preferred Stock	803,428	892,432	$128,337
	$2.9500	Series D Convertible Preferred Stock	1,016,950	1,207,487	$433,421
	$1.1450	Series E Convertible Preferred Stock	433,688	433,688	$320,819
	$1.2219	Series F Convertible Preferred Stock (1)	—	—
	$1.1696	Series G Convertible Preferred Stock (1)	—	—
NGX Bio, Inc.	$0.7500	Series Seed Convertible Preferred Stock	666,667	666,667	$504,999
	$1.5152	Series A Convertible Preferred Stock	329,989	329,989	$341,867
ORIG3N, Inc.	$0.4183	Series 1 Convertible Preferred Stock	1,195,315	1,195,315	$1,115,811
	$1.0992	Series A Convertible Preferred Stock	682,333	682,333	$735,531
Petra Pharma Corporation	$1.0000	Series A Convertible Preferred Stock	1,025,050	1,025,050	$1,052,243
(1) We did not invest in these rounds of financing of D-Wave Systems, Inc., Mersana Therapeutics, Inc., and Nanosys, Inc., and, hence, do not hold these shares.
(2) At the time of our initial investment in HZO, Inc., in 2011, in addition to Series B Convertible Preferred Stock, we purchased shares of Series A Convertible Preferred Stock from certain initial investors in the company. As part of the terms of the Series II round of financing, the Series A Convertible Preferred Stock converted into shares of common stock and the Series B Convertible Preferred Stock was renamed Series I Convertible Preferred Stock.
(3) We invested in multiple rounds of financing in Mersana Therapeutics, Inc., between 2002 and 2012 when the company completed a Series A-1 round of financing that included the conversion of all of the prior outstanding classes of preferred stock into common stock, including those shares held by us.

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of June 30, 2016, we held at least one board seat or observer rights on 18, or 82 percent, of our 22 equity-focused, privately held portfolio companies that are not in the process of being shut down or have not agreed to be acquired as of June 30, 2016.

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2012, to June 30, 2016. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments
in Privately Held and Publicly Traded Companies

	2012	2013	2014	2015	Six Months Ended June 30, 2016
Total Incremental Investments	$15,141,941	$18,076,288	$14,276,808	$11,963,021	$4,402,282
No. of New Investments	2	2	3	4	4
No. of Follow-On Investment Rounds	26	37	33	31	10
No. of Rounds Led	3	9	8	8	4
Average Dollar Amount – Initial	$1,407,500	$550,001	$338,677	$395,738	$221,753
Average Dollar Amount – Follow-On	$474,113	$449,359	$401,842	$334,841	$351,527

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of June 30, 2016, and December 31, 2015, our total primary and secondary liquidity was $22,618,662 and $37,053,638, respectively. We do not include funds available and undrawn from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash and certain receivables. As of June 30, 2016, we held $11,841,767 in cash and $703,776 in certain receivables. As of December 31, 2015, we held $17,922,630 in cash and $30,427 in certain receivables.

During the six months ended June 30, 2016, we received proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., proceeds of $640,928 from the sale of our shares of Magic Leap, Inc., proceeds of $390,492 from the release of a portion of the funds held in escrow from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., proceeds of $130,522 from the release of the funds held in escrow from the sale of Molecular Imprints' non-semiconductor business to Magic Leap, proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc., and $369,853 in fees for providing managerial assistance to certain portfolio companies. These proceeds added to our primary liquidity during the six months ended June 30, 2016. Future payments upon achieving milestones from the sale of BioVex Group, Inc., and the sale of Molecular Imprints to Canon would also add to our primary liquidity if these milestones are achieved successfully. The probability-adjusted values of the future milestone payments for the sales of BioVex and Molecular Imprints, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the stock of both unrestricted and restricted publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of June 30, 2016, our secondary liquidity was $10,073,119. Champions Oncology, Inc., accounts for $547,721 of the total amount of secondary liquidity based on the volume weighted average price of its common stock during the quarter ended June 30, 2016. Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., and OpGen, Inc., account for $5,805,167, $1,577,341 and $2,142,890, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of June 30, 2016. We are currently subject to a lock-up agreement restricting our ability to trade our securities of OpGen. The lock-up period on our securities of OpGen will expire on August 18, 2016. We were subject to lock-up agreements restricting our ability to trade our securities of Enumeral Biomedical and Adesto Technologies, exclusive of the general restriction on the transfer of unregistered securities, as of December 31, 2015. The lock-up period on our 7,966,368 shares and warrants for the purchase of 1,755,120 shares of common stock of Enumeral Biomedical expired on January 31, 2016. The lock-up period on our 1,769,868 shares of common stock of Adesto Technologies expired on April 25, 2016.

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

We also have the $20,000,000 Loan Facility, which we can draw on to increase liquidity. As of June 30, 2016, we had $5,000,000 in debt outstanding relating to this Loan Facility.

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

Our ability to increase the value of our ownership in our investee companies requires that the current business environment be favorable for the companies to be able to execute on their business and attract additional capital at progressively lower costs over time. These two factors may not necessarily be linked as, more often than not, the price of capital is determined by new investors, and there may not be sufficient competition that would provide the company with more leverage in negotiations of price and terms. This situation is especially impactful in private financings and public financings of small capitalization companies where there are limited investors from which to raise capital. The IPO of our portfolio company, Adesto Technologies Corporation, is an example of this situation where the values of publicly traded comparable companies were substantially above the value at which Adesto Technologies was able to raise capital in the transaction. We believe this situation will continue for the foreseeable future given the decrease in investors willing to invest in small capitalization companies. That said, certain companies will continue to raise capital at increasing valuations and under favorable terms, and for such companies, the current business environment can be supportive of such events.

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

The most pronounced issue for certain of our portfolio companies in terms of execution related to the current business environment is the continued pressure on the price of oil. Our exposure to this market is limited to our investment in Produced Water Absorbents, Inc., which is valued at approximately 2.2 percent of our net assets.

Our ability to generate realized returns through the sale of the securities of our investee companies is impacted by the values of publicly traded companies, particularly microcapitalization companies and the global environment for M&A transactions. The valuations of microcapitalization indices increased slightly during the second quarter of 2016. Microcapitalization indicies and the overall markets experienced a substantial amount of volatility throughout the quarter. According to the National Venture Capital Association, the IPO market for biotechnology companies improved during the second quarter, but it remains difficult for technology companies to complete such offerings. IPOs overall during the first half of 2016 were well behind the pace of IPOs during the past two years. The number of M&A transactions decreased by 29 percent compared with the first quarter of 2016. We believe the current business environment is relatively risk-adverse, which leads to liquid capital being shifted from risky companies, which are often microcapitalization companies, to less risky companies and results in a decrease in the overall value of those companies. Given the uncertainty over future interest rates, the U.S. Presidential election, the oil and gas markets, and the global economy, particularly in China, we expect that the values of microcapitalization companies will continue to be volatile and under pressure, which may affect our ability to monetize our positions in our publicly traded portfolio companies and the value which is ultimately realized from these investments.

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

The values of privately held companies are inherently more difficult to determine than those of publicly traded companies at any single point in time because securities of these types of companies are not actively traded. We believe, perhaps even more than in the past, that illiquidity, and the perception of illiquidity, can affect value. Management believes further that the long-term effects of the difficult market for raising capital and difficult exit environment will continue to affect negatively the fundraising ability of weak companies regardless of near-term improvements in the overall global economy and public markets and that these factors can also affect value.

We note that while the valuations of our privately held portfolio companies may decrease, sometimes substantially, such decrease may facilitate an increase in our ownership of the overall company in conjunction with a follow-on investment in such company. In these cases, the ultimate return on our overall invested capital could be greater than it would have been without such interim decrease in valuation.

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

Variations in these inputs and assumptions can have a significant impact on fair value. During the quarter ended June 30, 2016, we increased the estimate of length of time to exit across the portfolio based on an updated analysis of our historical investment-weighted average holding periods. Companies that are valued using market comparables and/or volatilities derived from publicly traded securities are subject to the volatilities within those markets.

Given the consideration of the liquidation preferences, option pricing models more accurately represent scenarios where liquidation preferences are honored, as they would be in an M&A scenario, but not in public offering scenarios where it is common to have all classes of preferred stock converted to common stock. Liquidation preferences are business terms that are common in the types of companies in which we commonly invest and are generally used to provide some downside protection should the company not meet expectations. They can be structured on parity with prior rounds of financing or senior to prior rounds of financing. They can include multiples on the amounts invested and can provide for further distributions following the initial preference or be restricted to the amount of invested capital.

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

Public Companies' Trading History

	Price Per Share on August 8, 2016	Q2 2016 Trading Range	H&H Ownership Value in Q2 2016 Trading Range*	52 Week Trading Range	H&H Ownership Value in 52 Week Trading Range*
Adesto Technologies Corporation	$3.48	$2.82 - $5.79	$5.0 - $10.2 million	$2.82-$8.50	$5.0 - $15.0 million
Champions Oncology, Inc.**	$1.992	$2.08 - $4.40	$0.5 - $1.1 million	$2.08-$9.00	$0.5 - $2.2 million
Enumeral Biomedical Holdings, Inc.	$0.187	$0.13 - $0.24	$1.0 - $1.9 million	$0.13-$0.70	$1.0 - $5.6 million
OpGen, Inc.	$2.18	$1.02 - $2.18	$1.4 - $3.1 million	$1.02-$4.43	$1.4 - $6.2 million

Total:			$7.9 - $16.3 million		$7.9 - $29.0 million

*Calculated based on common shares held as of June 30, 2016.
**On August 12, 2015, Champions Oncology effected a 12:1 reverse stock split;
trading range reported on a split-adjusted basis.

In each of the years in the period of 2012 through 2015 and for the six months ended June 30, 2016, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2012	2013	2014	2015	Six Months Ended June 30, 2016
Net Asset Value, BOY	$145,698,407	$128,436,774	$122,701,575	$109,654,427	$88,711,671
Gross Write-Downs During Year	$(19,604,046)	$(19,089,816)	$(14,050,501)	$(15,710,180)	$(5,330,315)
Gross Write-Ups During Year	$14,099,904	$10,218,994	$4,587,923	$6,628,025	$9,369,846
Gross Write-Downs as a Percentage of Net Asset Value, BOY	(13.50)%	(14.9)%	(11.5)%	(14.3)%	(6.0)%
Gross Write-Ups as a Percentage of Net Asset Value, BOY	9.7%	8.0%	3.8%	6.0%	10.6%
Net Change as a Percentage of Net Asset Value, BOY	(3.8)%	(6.9)%	(7.7)%	(8.3)%	4.6%

From March 31, 2016, to June 30, 2016, the value of our equity-focused portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., increased by $1,483,122, from $73,453,052 to $74,936,174.

Not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies increased in value by $1,449,034 from $70,493,283 to $71,942,317.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We also note that our Valuation Committee does not set the value of our unrestricted or registered shares of Enumeral Biomedical Holdings, Inc., which trade publicly over-the-counter, or the value of our unrestricted shares of Adesto Technologies Corporation or our restricted shares of OpGen, Inc., both of which trade on the NASDAQ Capital Market. For the second quarter of 2016, our Valuation Committee set the value of our unrestricted shares of Champions Oncology, Inc., owing to the determination that they did not trade in an active market.

Two portfolio companies, Adesto Technologies Corporation and Ensemble Therapeutics Corporation, accounted for $5.0 million, or 82 percent, of the gross write-downs of our portfolio companies held as of June 30, 2016.

The primary contributing factor for the decrease in value of Adesto Technologies Corporation was the decrease in the price per share of the company’s publicly traded stock from $5.62 as of March 31, 2016, to $3.28 as of June 30, 2016.

The primary contributing factor for the decrease in valuation of Ensemble Therapeutics Corporation was a decrease in the estimated potential future cash flows from partnering and licensing agreements.

Four portfolio companies, Mersana Therapeutics, Inc., HZO, Inc., Metabolon, Inc., and AgBiome, Inc., accounted for $4.2 million or 70 percent of the gross write-ups of our portfolio companies held as of June 30, 2016.

The primary contributing factor for the increase in valuation of Mersana Therapeutics, Inc., was the terms of the round of financing closed in the second quarter of 2016. The terms of this new round of financing were set by a new institutional investor in the company.

The primary contributing factor for the increase in valuation of HZO, Inc., and Metabolon, Inc., were changes in the accounting estimates used to derive value. These accounting estimates included calculations based on a multiple to revenues of publicly traded comparable companies discounted for lack of marketability of our holdings of each privately held company and discounted models of potential future performance.

The primary contributing factor for the increase in the valuation of AgBiome, Inc., were changes in the accounting estimates used to derive value by option price models. The primary contributing factor for the increase in the valuation of AgBiome, Inc., were changes in the accounting estimates used to derive value by option price models, particularly an increase in the length of the estimated time to exit from that used in prior quarters.

As of June 30, 2016, our top ten investments by value accounted for approximately 78 percent of the value of our equity-focused portfolio.

Top Ten Equity-Focused Investments by Value

Portfolio Company	Value as of 06/30/2016	Cumulative % of Equity Focused Portfolio
Metabolon, Inc.	$12,052,786	17%
D-Wave Systems, Inc.	$11,558,226	33%
HZO, Inc.	$8,896,850	45%
AgBiome, LLC	$6,198,159	54%
Adesto Technologies Corporation*	$5,805,167	62%
Mersana Therapeutics, Inc.	$2,781,019	66%
TARA Biosystems, Inc.	$2,362,878	69%
OpGen, Inc.*	$2,229,207	72%
Bridgelux, Inc.	$2,120,586	75%
EchoPixel, Inc.	$1,874,045	78%

* Adesto Technologies Corporation and OpGen, Inc., ranks by value include the value of their Level 1 asset shares.

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

Owing to the structure and objectives of our business, we generally expect to experience net operating losses and seek to generate increases in our net assets from operations through the long-term appreciation and monetization of our portfolio company investments. We have relied, and continue to rely, primarily on proceeds from sales of investments, rather than on investment income, to defray a significant portion of our operating expenses. Because such sales are unpredictable, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the six months ended June 30, 2016, and June 30, 2015, we did not hold any U.S. government securities.

Three months ended June 30, 2016, as compared with the three months ended June 30, 2015

In the three months ended June 30, 2016, and June 30, 2015, we had net decreases in net assets resulting from operations of $1,185,045 and $1,529,496, respectively.

Investment Income and Expenses:

We had net operating losses of $1,048,306 and $1,585,307 for the three months ended June 30, 2016, and June 30, 2015, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense, net of forfeitures, included in salaries, benefits and stock-based compensation of $38,643 in 2016 primarily associated with the compensation cost for restricted stock as compared with $219,390 for the same period in 2015. During the three months ended June 30, 2016, and June 30, 2015, total investment income was $460,042 and $288,195, respectively. During the three months ended June 30, 2016, and June 30, 2015, total operating expenses were $1,508,348 and $1,873,502, respectively.

During the three months ended June 30, 2016, as compared with the same period in 2015, investment income increased, reflecting increases in fees for providing managerial assistance to portfolio companies and increases in yield-enhancing fees on debt securities, offset by decreases in interest income from convertible bridge notes and non-convertible promissory notes. Our fees for providing managerial assistance to portfolio companies increased for the three months ended June 30, 2016, and include $200,000 earned from Interome, Inc., a newly founded portfolio company that we currently control and manage, pursuant to a consulting agreement between the Company and Interome executed during the first quarter of 2016 and expiring on December 31, 2016. This consulting agreement is expected to provide the Company with $900,000, in aggregate, in fees for providing managerial assistance to Interome for 2016. During the three months ended June 30, 2016, and June 30, 2015, we did not hold any U.S. government securities primarily owing to the continued low yields available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expense, were $1,508,348 and $1,873,502 for the three months ended June 30, 2016, and June 30, 2015, respectively. The decrease in operating expenses for the three months ended June 30, 2016, as compared with the three months ended June 30, 2015, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, rent expense, insurance expense, and custody fees, offset by increases in professional fees and increases in directors' fees and expenses.

Salaries, benefits and stock-based compensation expense decreased by $360,090, or 36.8 percent, for the three months ended June 30, 2016, as compared with June 30, 2015, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount and a decrease in compensation cost of $180,747 for restricted stock awards associated with the Stock Plan. At June 30, 2016, we had eight full-time employees and one part-time employee as compared with nine full-time employees and one part-time employee at June 30, 2015. Administration and operations expense decreased by $24,740, or 18.3 percent, for the three months ended June 30, 2016, as compared with June 30, 2015, primarily as a result of timing differences related to certain accrued expenses, decreases in managing directors' travel-related expenses and net decreases in general office and administration expenses, offset by costs associated with a portfolio company presentation event. Rent expense decreased by $10,537, or 15.6 percent, for the three months ended June 30, 2016, as compared with June 30, 2015. Our rent expense of $57,221 for the three months ended June 30, 2016, includes $72,017 of rent paid in cash, net of $14,796 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Insurance expense decreased by $6,186, or 8.4 percent, for the three months ended June 30, 2016, as compared with June 30, 2015. Custody fees decreased by $3,075, or 19.6 percent, for the three months ended June 30, 2016, as compared with June 30, 2015.

Professional fees increased by $34,958, or 11.1 percent, for the three months ended June 30, 2016, as compared with June 30, 2015, primarily as a result of increases in certain legal and consulting fees. Directors' fees and expenses increased by $5,250, or 7.6 percent, for the three months ended June 30, 2016, as compared with June 30, 2015, primarily owing to the addition of a new member to our Board of Directors in June of 2016.

Realized Gains and Losses from Investments:

During the three months ended June 30, 2016, and June 30, 2015, we realized net gains on investments of $233,546 and net realized gain on investments of $3,232,118, respectively.

During the three months ended June 30, 2016, we realized net gains of $233,546 consisting primarily of a realized gain of $302,324 on our investment in Magic Leap, Inc., a realized gain of $3,550 on our escrow payment from the sale of our investment in Molecular Imprints, Inc., to Magic Leap, and a realized gain of $325 on our escrow payment from the sale of our investment in Molecular Imprints to Canon, Inc., offset by a realized loss of $72,668 on our investment in Bridgelux, Inc., owing to the expiration of certain warrants.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended June 30, 2016, net unrealized depreciation on total investments increased by $327,707, or less than one percent, from accumulated net unrealized depreciation of $40,345,632 at March 31, 2016, to accumulated net unrealized depreciation of $40,673,339 at June 30, 2016. During the three months ended June 30, 2015, net unrealized depreciation on total investments increased by $3,116,377 or 12.9 percent, from accumulated net unrealized depreciation of $24,077,256 at March 31, 2015, to accumulated net unrealized depreciation of $27,193,633 at June 30, 2015.

During the three months ended June 30, 2016, net unrealized depreciation on our portfolio company investments increased by $327,707, from net unrealized depreciation of $40,345,632 at March 31, 2016, to net unrealized depreciation of $40,673,339 at June 30, 2016, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down
Adesto Technologies Corporation	$4,141,491
Ensemble Therapeutics Corporation	855,737
Senova Systems, Inc.	416,903
Champions Oncology, Inc.	392,208
Nanosys, Inc.	117,302
SynGlyco, Inc.	105,445
Produced Water Absorbents, Inc.	63,229

The write-downs for the three months ended June 30, 2016, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up
Mersana Therapeutics, Inc.	$1,491,930
HZO, Inc.	1,227,433
Metabolon, Inc.	974,715
AgBiome, LLC	542,643
Bridgelux, Inc.	371,864
Enumeral Biomedical Holdings, Inc.	326,952
ORIG3N, Inc.	275,777
TARA Biosystems, Inc.	265,285
ABSMaterials, Inc.	206,479
OpGen, Inc.	140,787
Black Silicon Holdings, Inc.	69,167
D-Wave Systems, Inc.	40,999
EchoPixel, Inc.	34,986
Petra Pharma Corporation	28,708
Nano Terra, Inc.	15,907
Lodo Therapeutics Corporation	11,931
NGX Bio, Inc.	11,285
Phylagen, Inc.	1,047

In addition to the write-downs listed above, we had an increase in unrealized depreciation of $285,455 on our investment in Magic Leap, Inc., owing to a realized gain on the sale of its securities.

We had an increase in unrealized depreciation of $21,920 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had a decrease in unrealized depreciation of $2,155 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

We had a decrease in unrealized depreciation of $31,933 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

During the three months ended June 30, 2015, net unrealized depreciation on our portfolio company investments increased by $3,116,377, from net unrealized depreciation of $24,077,256 at March 31, 2015, to net unrealized depreciation of $27,193,633 at June 30, 2015 owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down
Enumeral Biomedical Holdings, Inc.	$1,205,367
OpGen, Inc.	1,147,861
Bridgelux, Inc.	949,658
Nanosys, Inc.	767,572
Produced Water Absorbents, Inc.	658,690
Champions Oncology, Inc.	596,311
HZO, Inc.	575,007
Adesto Technologies Corporation	518,331
ABSMaterials, Inc.	36,059
Magic Leap, Inc.	19,132
Solazyme, Inc.	5,452
Nano Terra, Inc.	1,233

The write-downs for the three months ended June 30, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up
SiOnyx, Inc.	$2,487,862
AgBiome, LLC	1,847,267
Ensemble Therapeutics Corporation	428,772
UberSeq, Inc.	276,221
SynGlyco, Inc.	141,653
Senova Systems, Inc.	58,270
Metabolon, Inc.	28,360
D-Wave Systems, Inc.	23,235
Cambrios Technologies Corporation	19,197
Mersana Therapeutics, Inc.	14,621
EchoPixel, Inc.	5,717
ORIG3N, Inc.	2,853

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

Six months ended June 30, 2016, as compared with the six months ended June 30, 2015

In the six months ended June 30, 2016, and June 30, 2015, we had net decreases in net assets resulting from operations of $7,234,659 and $5,451,534, respectively.

Investment Income and Expenses:

We had net operating losses of $2,210,232 and $3,621,652 for the six months ended June 30, 2016, and June 30, 2015, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense, net of forfeitures, included in salaries, benefits and stock-based compensation of $(65,923) in 2016 primarily associated with the compensation cost for restricted stock as compared with $431,981 for the same period in 2015. During the six months ended June 30, 2016, and June 30, 2015, total investment income was $762,084 and $431,027, respectively. During the six months ended June 30, 2016, and June 30, 2015, total operating expenses were $2,972,316 and $4,052,679, respectively.

During the six months ended June 30, 2016, as compared with the same period in 2015, investment income increased, reflecting increases in fees for providing managerial assistance to portfolio companies, offset by decreases in interest income from convertible bridge notes and non-convertible promissory notes and decreases in yield-enhancing fees on debt securities. Our fees for providing managerial assistance to portfolio companies of $369,853 for the six months ended June 30, 2016, include $300,000 earned from Interome, Inc., a newly founded portfolio company that we currently control and manage, pursuant to a consulting agreement between the Company and Interome executed during the first quarter and expiring on December 31, 2016. This consulting agreement is expected to provide the Company with $900,000, in aggregate, in fees for providing managerial assistance to Interome for 2016. During the six months ended June 30, 2016, and June 30, 2015, we did not hold any U.S. government securities primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $2,972,316 and $4,052,679 for the six months ended June 30, 2016, and June 30, 2015, respectively. The decrease in operating expenses for the six months ended June 30, 2016, as compared with the six months ended June 30, 2015, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, professional fees, rent expense, insurance expense, directors' fees and expenses, and custody fees, offset by increases in administration and operations expense and interest and other debt expense.

Salaries, benefits and stock-based compensation expense decreased by $834,671, or 40.6 percent, for the six months ended June 30, 2016, as compared with June 30, 2015, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease in employee bonus expense of $64,000 and a decrease in compensation cost of $497,904 for restricted stock awards associated with the Stock Plan. At June 30, 2016, we had eight full-time employees and one part-time employee as compared with nine full-time employees and one part-time employee at June 30, 2015. Professional fees decreased by $238,454, or 26.9 percent, for the six months ended June 30, 2016, as compared with June 30, 2015, primarily as a result of decreases in certain legal, accounting and consulting fees. Rent expense decreased by $21,023, or 15.5 percent, for the six months ended June 30, 2016, as compared with June 30, 2015. Our rent expense of $114,441 for the six months ended June 30, 2016, includes $143,656 of rent paid in cash, net of $29,215 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Insurance expense decreased by $14,222, or 10.1 percent, for the six months ended June 30, 2016, as compared with June 30, 2015. Directors' fees and expenses decreased by $43,765, or 23.2 percent, for the six months ended June 30, 2016, as compared with June 30, 2015, primarily owing to less meetings held by the Board of Directors than were held in the comparable period in 2015, and a decrease in the number of members serving owing to the resignation of one member on March 3, 2015. Custody fees decreased by $6,926, or 21.9 percent, for the six months ended June 30, 2016, as compared with June 30, 2015.

Administration and operations expense increased by $16,318, or 6.9 percent, for the six months ended June 30, 2016, as compared with June 30, 2015, primarily as a result of increases in general office and administration expenses and costs associated with a portfolio company presentation event, offset by decreases in managing directors' travel-related expenses. Interest and other debt expense increased by $64,305, or 18.3 percent, for the six months ended June 30, 2016, as compared with June 30, 2015, primarily as a result of utilization fees associated with a drawdown of the Loan Facility.

Realized Gains and Losses from Investments:

During the six months ended June 30, 2016, we realized net losses on investments of $4,170,402. During the six months ended June 30, 2015, we realized net gains on investments of $2,948,817.

During the six months ended June 30, 2016, we realized net losses of $4,170,402 consisting primarily of a realized loss of $3,418,349 on our investment in Cambrios Technologies Corporation, a realized loss of $1,244,955 on our investment in Ultora, Inc., and a realized loss of $72,668 on our investment in Bridgelux, Inc., owing to the expiration of certain warrants, offset by a realized gain of $302,324 on our investment in Magic Leap, Inc., a realized gain of $196,137 on our escrow payment from the sale of our investment in Molecular Imprints, Inc., to Canon, Inc., and a realized gain of $67,094 on our escrow payment from the sale of our investment in Molecular Imprints, Inc., to Magic Leap, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the six months ended June 30, 2016, net unrealized depreciation on total investments increased by $764,135, or 1.9 percent, from accumulated net unrealized depreciation of $39,909,204 at December 31, 2015, to accumulated net unrealized depreciation of $40,673,339 at June 30, 2016. During the six months ended June 30, 2015, net unrealized depreciation on total investments increased by $4,587,158, or 20.3 percent, from accumulated net unrealized depreciation of $22,606,475 at December 31, 2014, to accumulated net unrealized depreciation of $27,193,633 at June 30, 2015.

During the six months ended June 30, 2016, net unrealized depreciation on our portfolio company investments increased by $764,135, from net unrealized depreciation of $39,909,204 at December 31, 2015, to net unrealized depreciation of $40,673,339 at June 30, 2016, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down
Adesto Technologies Corporation	$7,840,515
Metabolon, Inc.	1,569,058
Senova Systems, Inc.	1,239,184
Ensemble Therapeutics Corporation	821,249
Produced Water Absorbents, Inc.	788,746
OpGen, Inc.	577,208
Champions Oncology, Inc.	405,329
Bridgelux, Inc.	345,630
Nanosys, Inc.	296,237
Enumeral Biomedical Corp.	265,334
NGX Bio, Inc.	152,510
SynGlyco, Inc.	117,701

The write-downs for the six months ended June 30, 2016, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up
D-Wave Systems, Inc.	$4,178,419
HZO, Inc.	1,518,968
Mersana Therapeutics, Inc.	1,491,458
AgBiome, LLC	707,869
ORIG3N, Inc.	274,441
TARA Biosystems, Inc.	270,510
ABSMaterials, Inc.	226,539
Phylagen, Inc.	89,825
Black Silicon Holdings, Inc.	48,824
EchoPixel, Inc.	46,953
Petra Pharma Corporation	32,488
Nano Terra, Inc.	22,395
Lodo Therapeutics Corporation	12,485

In addition to the write-ups listed above, we had a decrease in unrealized depreciation of $3,418,349 on our investment in Cambrios Technologies Corporation owing to a realized loss on the write-off of its securities.

We had a decrease in unrealized depreciation of $1,244,955 on our investment in Ultora, Inc., owing to a realized loss on the write-off of its securities.

We had an increase in unrealized depreciation of $10,390 on our investment in Magic Leap, Inc., owing to a realized gain on the sale of its securities.

We had a decrease in unrealized depreciation of $448,672 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had an increase in unrealized depreciation of $372,603 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $4,409 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

During the six months ended June 30, 2015, net unrealized depreciation on our portfolio company investments increased by $4,587,158, from net unrealized depreciation of $22,606,475 at December 31, 2014, to net unrealized depreciation of $27,193,633 at June 30, 2015, owing primarily to write-downs in the valuation of the following portfolio company investments:

Investment	Amount of Write-Down
Produced Water Absorbents, Inc.	$4,383,255
Enumeral Biomedical Corp.	2,985,234
Nanosys, Inc.	1,474,957
Bridgelux, Inc.	1,048,534
HZO, Inc.	460,213
Metabolon, Inc.	164,113
Ensemble Therapeutics Corporation	99,228
Magic Leap, Inc.	19,132
Ultora, Inc.	7,525
Nano Terra, Inc.	146

The write-downs for the six months ended June 30, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up
OpGen, Inc.	$2,383,430
SiOnyx, Inc.	2,830,885
AgBiome, LLC	1,856,151
Adesto Technologies Corportaion	834,978
UberSeq, Inc.	271,541
SynGlyco, Inc.	238,210
Champions Oncology, Inc.	214,403
Accelerator IV - New York Corporation	164,385
Senova Systems, Inc.	118,830
Mersana Therapeutics, Inc.	29,708
D-Wave Systems, Inc.	25,239
Cambrios Technologies Corporation	25,020
EchoPixel, Inc.	21,887
Solazyme, Inc.	8,548
ORIG3N, Inc.	3,746
ABSMaterials, Inc.	1,076

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

Financial Condition

June 30, 2016

At June 30, 2016, our total assets and net assets were $88,428,366 and $81,284,282, respectively. At December 31, 2015, our total assets and net assets were $96,461,286 and $88,711,671, respectively.

At June 30, 2016, our net asset value per share was $2.63, as compared with $2.88 at December 31, 2015. At June 30, 2016, and December 31, 2015, our shares outstanding were 30,880,829 and 30,845,754, respectively.

Significant developments in the six months ended June 30, 2016, included a decrease in the holdings of our portfolio company investments of $2,132,146 and a decrease in our cash of $6,080,863. The decrease in our portfolio company investments from $77,152,904 at December 31, 2015, to $75,020,758 at June 30, 2016, resulted primarily from a decrease in the net value of our portfolio company investments held of $6,534,428, offset by new and follow-on investments of $4,402,282. The decrease in our cash from $17,922,630 at December 31, 2015, to $11,841,767 at June 30, 2016, is primarily owing to new and follow-on portfolio company investments totaling $4,402,282 and the payment of cash for operating expenses of $3,108,389, offset by proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., proceeds of $640,928 from the sale of our shares of Magic Leap, Inc., proceeds of $390,492 from the release of a portion of the funds held in escrow from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., proceeds of $130,522 from the release of the funds held in escrow from the sale of Molecular Imprints' non-semiconductor business to Magic Leap, proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc., and $369,853 in fees for providing managerial assistance to certain portfolio companies.

The following table is a summary of additions to our portfolio of investments made during the six months ended June 30, 2016:

New Investments	Amount of Investment
Interome, Inc.	$300,010
Fleet Health Alliance, LLC	225,000
Muses Labs, Inc.	212,000
AgTech Accelerator Corporation	150,000

Follow-On Investments	Amount of Investment
Produced Water Absorbents, Inc.	$875,000
Lodo Therapeutics Corporation	550,290
EchoPixel, Inc.	500,000
NGX Bio, Inc.	500,000
Mersana Therapeutics, Inc.	261,300
HZO, Inc.	250,000
Senova Systems, Inc.	250,000
Produced Water Absorbents, Inc.	125,000
Accelerator IV-New York Corporation	103,680
ABSMaterials, Inc.	100,000
NGX Bio, Inc.	2
Total	$4,402,282

The following table summarizes the value of our portfolio company investments as compared with their cost at June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
Portfolio company investments, at cost	$115,694,097	$117,062,108
Net unrealized (depreciation)	(40,673,339)	(39,909,204)
Portfolio company investments, at value	$75,020,758	$77,152,904

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2016, was $6,058,548, primarily reflecting the purchase of portfolio company investments of $4,402,282 and the payment of operating expenses of $3,108,389, offset by proceeds from the sale of investments and repayment of principal of $2,025,892.

Net cash used in investing activities for the three months ended June 30, 2016, was $0.

Net cash used in financing activities for the three months ended June 30, 2016, was $22,315.

Net cash used in operating activities for the six months ended June 30, 2015, was $2,711,775, primarily reflecting the purchase of portfolio company investments of $5,047,954 and the payment of operating expenses, offset by proceeds from the sale of investments and repayment of principal of $5,884,203.

Net cash used in investing activities for the six months ended June 30, 2015, was $6,806, primarily reflecting the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2015, was $4,952,356, primarily reflecting a partial drawdown from the Loan Facility, offset by the net settlement of restricted stock.

Liquidity and Capital Resources

Our liquidity and capital resources are generated and are generally available through our cash holdings, cash flows from payments received on our non-convertible debt investments, fees received for providing managerial assistance to portfolio companies, proceeds received from periodic follow-on equity offerings and realized capital gains retained for reinvestment.

We fund our day-to-day operations using interest earned and proceeds from our cash holdings and fees from providing managerial assistance. We believe the increase or decrease in the value of our portfolio company investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of June 30, 2016, and December 31, 2015, we had no investments in money market mutual funds.

Our Loan Facility may be used to fund our investments and not for the payment of day-to-day operating expenses. As of June 30, 2016, we had $5,000,000 in debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

As an investment company, it is critical that we have capital available to support our best companies until we have an opportunity for liquidity in our investments. As such, we will continue to maintain a substantial amount of liquid capital on our balance sheet.

Although we cannot predict future market conditions, we continue to believe that our current cash and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

At June 30, 2016, and December 31, 2015, our total primary liquidity was $12,545,543 and $17,953,057, respectively. Our primary liquidity is principally comprised of our cash and certain receivables. The decrease in our primary liquidity from December 31, 2015, to June 30, 2016, is primarily owing to new and follow-on portfolio company investments totaling $4,402,282 and the payment of cash for operating expenses of $3,108,389, offset by proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., proceeds of $640,928 from the sale of our shares of Magic Leap, Inc., proceeds of $390,492 from the release of a portion of the funds held in escrow from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., proceeds of $130,522 from the release of the funds held in escrow from the sale of Molecular Imprints' non-semiconductor business to Magic Leap, Inc., proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc., and $369,853 in fees for providing managerial assistance to certain portfolio companies.

At June 30, 2016, and December 31, 2015, our secondary liquidity was $10,073,119 and $19,100,581, respectively. Our secondary liquidity consists of our publicly traded securities and does not include the value of warrants we hold in Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of June 30, 2016, our publicly traded securities of Adesto Technologies Corporation, Enumeral Biomedical Holdings and OpGen were restricted from sale.

As of June 30, 2016, we had $5,000,000 in debt outstanding.

We do not include funds held in escrow from the sale of investments in primary or secondary liquidity. These funds become primary liquidity if and when they are received at the expiration of the escrow period.

We believe that the current and future environment for access to capital to fund the types of companies in which we invest may adversely affect the valuation of investment portfolios, lead to tighter lending standards and result in reduced access to capital. These conditions may lead to a decline in net asset value and/or decline in valuations of our portfolio companies in future quarters. Although we cannot predict future market conditions, we continue to believe that our current cash and our ability to adjust our investment pace will provide us with adequate liquidity to execute our current business strategy.

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of June 30, 2016, our net asset value per share was $2.63 per share and our closing market price was $1.61 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

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

At June 30, 2016, and December 31, 2015, the Company had $5,000,000 in debt outstanding. The remaining capacity under the Loan Facility was $15,000,000 at June 30, 2016.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Multi-Draw Loan Facility(1)	$5,634,722	$506,944	$5,127,778	$0	$0
Operating leases	1,050,982	291,282	604,591	155,109	0
Total	$6,685,704	$798,226	$5,732,369	$155,109	$0

(1)	As of June 30, 2016, we had $15,000,000 of unused borrowing capacity under our Loan Facility.
Amounts include interest payable assuming $5,000,000 remains outstanding through the maturity date in 2017.

On May 4, 2016, the Company made a $150,000 investment in AgTech Accelerator Corporation ("AgTech"). This initial investment was part of an overall $300,000 operating commitment to AgTech. AgTech will be identifying emerging agricultural innovation companies for the Company to invest in directly. In addition to this operating commitment, the Company has an unfunded $1,200,000 investment commitment to be invested in the identified portfolio companies over a five-year period. If the Company defaults on these commitments, the other investors may purchase the Company's shares of AgTech for $0.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment.

The Company's aggregate operating and investment commitments in AgTech amounted to $300,000 and $1,200,000, respectively. During the six months ended June 30, 2016, $150,000 in capital related to the operating commitment was called. As of June 30, 2016, the Company had remaining unfunded commitments of $150,000 and $1,200,000, or approximately 50 percent and 100 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by AgTech.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $666,667 and $3,333,333, respectively. During the year ended December 31, 2015, $262,215 in capital related to the operating commitment and $1,132,950 in capital related to the investment commitment was called. During the six months ended June 30, 2016, $103,680 in capital related to the operating commitment and $550,290 in capital related to the investment commitment was called. As of June 30, 2016, the Company had remaining unfunded commitments of $84,760 and $1,650,093, or approximately 12.7 percent and 49.5 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of June 30, 2016, our financial statements include investments fair valued at $65,161,144, and two investments valued under the equity method at $334,216. The fair values were determined in good faith by, or under the direction of, the Board of Directors. As of June 30, 2016, approximately 80 percent of our net assets represent investments in portfolio companies valued by the Board of Directors.

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

Historically, difficult funding environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of June 30, 2016.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of June 30, 2016, approximately 86 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On July 12, 2016, the Company made a $300,000 follow-on investment in Interome, Inc., a privately held portfolio company.

On July 13, 2016, the Company made a $350,000 follow-on investment in EchoPixel, Inc., a privately held portfolio company.

On August 4, 2016, the Company made a $230,000 initial investment in Genome Profiling, LLC, a privately held portfolio company.

In connection with our investment in the convertible bridge note financing in HZO, Inc., during the second quarter of 2016, the Company was due to receive a warrant for the purchase of 0.025 percent of HZO's outstanding equity if certain financing-related milestones were not met by July 1, 2016. As of June 30, 2016, these financing-related milestones were not satisfied, and, therefore, the warrant was a contingent asset as of that date.  The company did not satisfy the financing-related milestones by the required date, and thus the warrant to purchase 0.025 percent of HZO's outstanding equity was issued on July 15, 2016, and is now fully exercisable through July 15, 2023. After June 30, 2016, HZO raised additional capital under the same terms as capital invested prior to that date, however, the additional investors did not receive warrants with their investment.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $473,130 at June 30, 2016.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2016, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We, and our consolidated subsidiaries, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. We do not believe the outcome of these legal proceedings will have a material effect upon our business, financial condition or results of operations.

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

As of June 30, 2016, we believe that the following updates should be considered to the risk factors previously disclosed in response to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Approximately 53.8 percent of the net asset value attributable to our equity-focused portfolio company investments, or 47.6 percent of our net asset value, as of June 30, 2016, is concentrated in Metabolon, Inc., D-Wave Systems, Inc., HZO, Inc., and AgBiome, LLC.

At June 30, 2016, we valued our investment in Metabolon, Inc., which had a historical cost to us of $7,231,212, at $12,052,786, our investment in D-Wave Systems, Inc., which had a historical cost to us of $5,689,311, at $11,558,226, our investment in HZO, Inc., which had a historical cost to us of $9,127,604, at $8,896,850, and our investment in AgBiome, LLC, which had a historical cost to us of $3,021,746, at $6,198,159, which collectively represent 53.8 percent of the net asset value attributable to our equity-focused portfolio company investments, excluding our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., or 47.6 percent of our net asset value.

Any downturn in the business outlook and/or substantial changes in the funding requirements of Metabolon, Inc., D-Wave Systems, Inc., HZO, Inc., and AgBiome, LLC, could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the six months ended June 30, 2016.

Issuer Purchases of Equity Securities

On August 6, 2015, our Board of Directors authorized a repurchase of up to $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at December 31, 2015. The total dollar amount of shares repurchased in this period was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. The six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period. As of June 30, 2016, no additional repurchases have occurred, leaving a maximum of $2.5 million available for future repurchases.

The following table discloses on a monthly basis the total number of shares repurchased (including the total number of shares repurchased under this program), the average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
August 21-31, 2015	88,875	$2.54	88,875	$2,274,557
September 1-30, 2015	209,944	2.44	298,819	1,762,338
October 1-12, 2015	119,365	2.20	418,184	1,500,003
November 30, 2015	11,899	2.22	430,083	1,473,643
December 1-9, 2015	78,999	2.20	509,082	1,300,006

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harris & Harris Group, Inc.

/s/	Douglas W. Jamison
By:	Douglas W. Jamison
Chief Executive Officer

/s/	Daniel B. Wolfe
By:	Daniel B. Wolfe
Chief Financial Officer

Date: August 8, 2016

EXHIBIT INDEX

Exhibit No.	Description
31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14
HARRIS & HARRIS GROUP, INC.
INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer	Title of Issue or Nature of Indebtedness (A)	Amount of Dividends or Interest Credited to Income (B)	Value as of 12/31/15	Gross Additions (C)	Gross Reductions (D)	Value as of 6/30/16

MAJORITY OWNED CONTROLLED INVESTMENTS:
Black Silicon Holdings, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0
	Series A-1 Convertible Preferred Stock	0	0	0	0	0
	Series A-2 Convertible Preferred Stock	0	0	0	0	0
	Series B-1 Convertible Preferred Stock	0	0	0	0	0
	Series C Convertible Preferred Stock	0	0	0	0	0
	Secured Convertible Bridge Notes	51,706	316,613	100,530	0	417,143
Interome, Inc.	Common Stock	$0	$0	$10	$0	$10
	Secured Convertible Bridge Note	12,200	0	300,000	0	300,000
NGX Bio, Inc.	Series Seed Convertible Preferred Stock	$0	$446,878	$58,121	$0	$504,999
	Series A Convertible Preferred Stock	0	403,538	0	(61,671)	341,867
	Unsecured Convertible Bridge Note	7,068	0	507,068	0	507,068
	Warrants for Series Seed Preferred Stock	0	148,958	0	(148,958)	0
ProMuc, Inc.	Common Stock	$0	$1	$0	$0	$1
	Secured Convertible Bridge Note	23,136	650,915	23,136	0	674,051
SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0
	Series A' Convertible Preferred Stock	0	100,343	0	(100,343)	0
	Secured Convertible Bridge Notes	11,595	808,101	0	(755,762)	52,339
TARA Biosystems, Inc.	Common Stock	$0	$20	$259,980	$0	$260,000
	Secured Convertible Bridge Notes	68,929	2,023,419	79,459	0	2,102,878
Total Majority Owned Controlled Investments		$174,634	$4,898,786	$1,328,304	$(1,066,734)	$5,160,356

i

Name of Issuer	Title of Issue or Nature of Indebtedness (A)	Amount of Dividends or Interest Credited to Income (B)	Value as of 12/31/15	Gross Additions (C)	Gross Reductions (D)	Value as of 6/30/16
OTHER CONTROLLED INVESTMENTS:
Senova Systems, Inc.	Series B Convertible Preferred Stock	$0	$284,938	$0	$(284,938)	$0
	Series B-1 Convertible Preferred Stock	0	659,411	0	(659,411)	0
	Series C Convertible Preferred Stock	0	1,127,419	0	(254,855)	872,564
	Warrants for Series B Preferred Stock	0	39,980	0	(39,980)	0
	Secured Convertible Bridge Note	11,507	0	261,507	0	261,507
Total Other Controlled Investments		$11,507	$2,111,748	$261,507	$(1,239,184)	$1,134,071
Total Controlled Investments		$186,141	$7,010,534	$1,589,811	$(2,305,918)	$6,294,427

AFFILIATED INVESTMENTS:
ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$160,303	$71,615	$0	$231,918
	Series B Convertible Preferred Stock	0	823,319	154,924	0	978,243
	Secured Convertible Bridge Note	3,573	0	103,573	0	103,573
AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$4,022,722	$598,316	$0	$4,621,038
	Series A-2 Convertible Preferred Stock	0	891,588	113,536	0	1,005,124
	Series B Convertible Preferred Stock	0	575,979	0	(3,982)	571,997
D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,485,943	$1,050,335	$0	$2,536,278
	Series 1 Class C Convertible Preferred Stock	0	588,844	412,947	0	1,001,791
	Series 1 Class D Convertible Preferred Stock	0	1,117,858	783,936	0	1,901,794
	Series 1 Class E Convertible Preferred Stock	0	368,385	238,202	0	606,587
	Series 1 Class F Convertible Preferred Stock	0	353,940	228,861	0	582,801
	Series 1 Class H Convertible Preferred Stock	0	732,972	388,287	0	1,121,259
	Series 2 Class D Convertible Preferred Stock	0	886,651	621,795	0	1,508,446
	Series 2 Class E Convertible Preferred Stock	0	711,876	452,359	0	1,164,235
	Series 2 Class F Convertible Preferred Stock	0	683,959	434,619	0	1,118,578
	Warrants for Common Stock	0	710	15,747	0	16,457

Name of Issuer	Title of Issue or Nature of Indebtedness (A)	Amount of Dividends or Interest Credited to Income (B)	Value as of 12/31/15	Gross Additions (C)	Gross Reductions (D)	Value as of 6/30/16
EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$1,327,092	$38,623	$0	$1,365,715
	Convertible Bridge Note	525	113,425	0	(113,425)	0
	Series Seed-2 Convertible Preferred Stock	0	0	508,330	0	508,330
Ensemble Therapeutics Corporation	Series B Convertible Preferred Stock	$0	$662,607	$0	$(662,607)	$0
	Series B-1 Convertible Preferred Stock	0	1,448,295	0	(158,642)	1,289,653
HZO, Inc.	Common Stock	$0	$329,802	$342,751	$0	$672,553
	Series I Convertible Preferred Stock	0	4,281,820	1,332,559	0	5,614,379
	Series II Convertible Preferred Stock	0	2,515,164	0	(213,111)	2,302,053
	Convertible Bridge Note	1,096	0	307,865	0	307,865
Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0
	Series B Convertible Preferred Stock	0	0	0	0	0
	Convertible Bridge Notes(E)	0	0	0	0	0
Lodo Therapeutics Corporation	Series A Convertible Preferred Stock	$0	$107,281	$562,775	$0	$670,056
Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$3,699,120	$0	$(379,634)	$3,319,486
	Series B-1 Convertible Preferred Stock	0	1,479,647	0	(151,854)	1,327,793
	Series C Convertible Preferred Stock	0	3,388,907	0	(338,578)	3,050,329
	Series D Convertible Preferred Stock	0	2,887,617	0	(317,934)	2,569,683
	Series E-1 Convertible Preferred Stock	0	1,776,987	0	(322,531)	1,454,456
	Series E-2 Convertible Preferred Stock	0	389,566	0	(58,527)	331,039
ORIG3N, Inc.	Series 1 Convertible Preferred Stock	$0	$826,563	$289,248	$0	$1,115,811
	Series A Convertible Preferred Stock	0	750,338	0	(14,807)	735,531
Petra Pharma Corporation	Series A Convertible Preferred Stock	$0	$1,019,755	$32,488	$0	$1,052,243
Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$77,549	$0	$(77,549)	$0
	Series B Convertible Preferred Stock	0	214,302	0	(214,302)	0
	Series B-2 Convertible Preferred Stock	0	154,718	0	(154,718)	0
	Series B-3 Convertible Preferred Stock	0	140,109	0	(140,109)	0
	Series C Convertible Preferred Stock	0	75,581	0	(75,581)	0

Name of Issuer	Title of Issue or Nature of Indebtedness (A)	Amount of Dividends or Interest Credited to Income (B)	Value as of 12/31/15	Gross Additions (C)	Gross Reductions (D)	Value as of 6/30/16
Produced Water Absorbents, Inc. (Cont.)	Series D Convertible Preferred Stock	$0	$133,330	$0	$(133,330)	$0
	Warrants for Series B-2 Convertible Preferred Stock	0	174	0	(174)	0
	Subordinated Secured Non- Convertible Debt	39,699	560,538	0	(560,538)	0
	Secured Convertible Bridge Note	23,630	143,926	0	(143,926)	0
	Common Stock	0	0	285,670	0	285,670
	Senior Secured Debt	128,907	0	1,494,000	0	1,494,000
Total Affiliated Private Investments		$197,430	$41,909,262	$10,863,361	$(4,235,859)	$48,536,764

PUBLICLY TRADED AFFILIATED INVESTMENTS:
Adesto Technologies Corporation	Common Stock	$0	$13,645,682	$0	$(7,840,515)	$5,805,167
Enumeral Biomedical Holdings, Inc.	Common Stock	$0	$1,831,468	$0	$(254,127)	$1,577,341
	Warrants for Common Stock	0	87,486	0	(11,153)	76,333
	Options to Purchase Common Stock	0	54	0	(54)	0
OpGen, Inc.	Common Stock	$0	$2,678,612	$0	$(535,722)	$2,142,890
	Warrants for Common Stock	0	127,803	0	(41,486)	86,317
Total Non- Controlled Affiliated Public Investments		$0	$18,371,105	$0	$(8,683,057)	$9,688,048
Total Non- Controlled Affiliated Investments		$197,430	$60,280,367	$10,863,361	$(12,918,916)	$58,224,812

EQUITY METHOD INVESTMENTS:
Accelerator IV-New York Corporation	Series A Common Stock	$0	$165,936	$33,790	$0	$199,726
AgTech Accelerator Corporation	Common Stock	$0	$0	$134,490	$0	$134,490
Total Equity Method Investment		$0	$165,936	$168,280	$0	$334,216

(A)
Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of June 30, 2016, and December 31, 2015.

(B)
Represents the total amount of interest or dividends and yield-enhancing fees on debt securities credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate. Amounts credited to preferred or common stock represent accrued bridge note interest related to conversions that occurred during the first six months of 2016.

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

**Information related to the amount of equity in the net profit and loss for the year for the investments listed has not been included in this schedule. This information is not considered to be meaningful owing to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting, with the exception of Accelerator IV-New York Corporation and AgTech Accelerator Corporation, which are accounted for under the equity method.

v