Form 10-Q
period 2016-09-30
HARRIS & HARRIS GROUP INC /NY/
filed 2016-11-09
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐    No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at November 8, 2016
Common Stock, $0.01 par value per share	30,880,829 shares

Harris & Harris Group, Inc.
Form 10-Q, September 30, 2016

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

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $10,878,510 and $18,857,235, respectively)	$4,715,016	$5,376,472
Unaffiliated rights to milestone payments (adjusted cost basis: $781,863 and $781,863, respectively)	3,442,745	3,362,051
Unaffiliated publicly traded securities (cost: $2,664,644 and $1,623,029, respectively)	922,605	957,544
Non-controlled affiliated privately held companies (cost: $51,750,473 and $49,262,921, respectively)	45,985,741	41,909,262
Non-controlled affiliated publicly traded companies (cost: $17,073,716 and $23,165,788, respectively)	5,431,815	18,371,105
Controlled affiliated privately held companies (cost: $24,382,537 and $23,205,336, respectively)	7,247,421	7,010,534
Equity method privately held companies (adjusted cost basis: $251,244 and $165,936, respectively)	251,244	165,936
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $107,782,987 and $117,062,108, respectively)	67,996,587	77,152,904
Cash	13,384,820	17,922,630
Funds held in escrow from sales of investments at value (Note 3)	116,872	374,565
Receivable from portfolio companies	26,081	13,032
Receivable from sale of investments (Note 3)	53,162	0
Interest receivable	189,512	10,333
Prepaid expenses	274,586	563,699
Other assets	381,054	424,123
Total assets	$82,422,674	$96,461,286
LIABILITIES & NET ASSETS
Term loan credit facility (Note 5)	$5,000,000	$5,000,000
Post retirement plan liabilities (Note 8)	1,231,910	1,202,148
Accounts payable and accrued liabilities	632,715	1,268,355
Deferred rent	235,100	279,112
Total liabilities	$7,099,725	$7,749,615
Commitments and contingencies (Note 11)
Net assets	$75,322,949	$88,711,671
Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 9/30/16 and 12/31/15; 33,218,651 and 33,183,576 issued at 9/30/16 and 12/31/15, respectively	332,186	331,836
Additional paid in capital (Note 9)	215,787,335	215,762,973
Accumulated net operating and realized loss	(96,757,129)	(83,377,629)
Accumulated unrealized depreciation of investments	(39,786,400)	(39,909,204)
Accumulated other comprehensive income (Note 8)	352,482	509,220
Treasury stock, at cost (2,337,822 shares at 9/30/16 and 12/31/15) (Note 12)	(4,605,525)	(4,605,525)
Net assets	$75,322,949	$88,711,671
Shares outstanding	30,880,829	30,845,754
Net asset value per outstanding share	$2.44	$2.88

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Investment income:
Interest from:
Unaffiliated companies	$5,319	$6,785	$11,629	$27,561
Non-controlled affiliated companies	105,572	44,886	258,444	299,208
Controlled affiliated companies	103,558	72,759	289,700	164,392
Cash and U.S. Treasury securities and other	478	4,599	2,827	9,347
Fees for providing managerial assistance to portfolio companies (Note 14)	315,250	71,359	685,103	84,859
Yield-enhancing fees on debt securities	35,975	44,014	80,533	90,062
Total investment income	566,152	244,402	1,328,236	675,429
Expenses:
Salaries, benefits and stock-based compensation (Note 9)	618,070	955,900	1,839,577	3,012,078
Administration and operations	65,763	105,120	318,175	341,214
Professional fees	286,930	278,654	935,495	1,165,673
Rent (Note 3)	75,266	83,308	189,707	218,772
Insurance expense	66,184	73,768	193,297	215,103
Directors' fees and expenses	79,519	98,218	224,279	286,743
Interest and other debt expenses	209,831	209,831	625,882	561,577
Custody fees	10,008	15,701	34,698	47,317
Depreciation	11,346	11,710	34,123	36,412
Total expenses	1,422,917	1,832,210	4,395,233	5,884,889
Net operating loss	(856,765)	(1,587,808)	(3,066,997)	(5,209,460)
Net realized (loss) gain:
Realized (loss) gain from investments:
Unaffiliated companies	(2,926,711)	(294,797)	(5,852,173)	3,005,039
Controlled affiliated companies	0	1,559,235	0	1,559,235
Non-controlled affiliated companies	0	0	(1,244,955)	(392,430)
Publicly traded companies	(3,042,478)	11,158	(3,042,463)	52,569
Realized (loss) gain from investments	(5,969,189)	1,275,596	(10,139,591)	4,224,413
Income tax expense (Note 10)	50	376	4,541	2,081
Net realized (loss) gain from investments	(5,969,239)	1,275,220	(10,144,132)	4,222,332
Net decrease (increase) in unrealized depreciation on investments:
Unaffiliated companies	2,947,500	(1,371,570)	7,317,270	(5,777,416)
Controlled affiliated companies	249,748	(2,057,974)	(940,313)	951,492
Unaffiliated rights to milestone payments	448,888	1,876,900	80,694	1,864,218
Non-controlled affiliated companies	(3,923,811)	(11,672,922)	1,588,925	(14,472,165)
Publicly traded non-controlled affiliated companies	(2,027,026)	(3,409,275)	(10,710,083)	(4,011,079)
Publicly traded unaffiliated companies	3,191,640	102,816	2,786,311	325,767
Net decrease (increase) in unrealized depreciation on investments	886,939	(16,532,025)	122,804	(21,119,183)
Net realized and unrealized (loss) gain on investments	(5,082,300)	(15,256,805)	(10,021,328)	(16,896,851)
Share of loss on equity method investments	(82,972)	(60,012)	(168,371)	(249,848)
Net decrease in net assets resulting from operations:
Total	$(6,022,037)	$(16,904,625)	$(13,256,696)	$(22,356,159)
Per average basic and diluted outstanding share	$(0.20)	$(0.54)	$(0.43)	$(0.71)
Average outstanding shares - basic and diluted	30,880,829	31,251,950	30,859,267	31,272,790

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net decrease in net assets resulting from operations	$(6,022,037)	$(16,904,625)	$(13,256,696)	$(22,356,159)
Other comprehensive loss:
Amortization of prior service (benefit)	(52,246)	(52,246)	(156,738)	(156,738)
Other comprehensive loss	(52,246)	(52,246)	(156,738)	(156,738)
Comprehensive loss	$(6,074,283)	$(16,956,871)	$(13,413,434)	$(22,512,897)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$(13,256,696)	$(22,356,159)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss and change in unrealized depreciation on investments	10,016,787	16,894,770
Depreciation of fixed assets, amortization of prepaid assets and accretion of bridge note interest	(353,331)	(381,204)
Share of loss on equity method investments	168,371	249,848
Stock-based compensation expense	47,027	617,972
Amortization of prior service (benefit)	(156,738)	(156,738)
Funding of operating commitment to equity method investments	(253,680)	(262,215)
Purchase of affiliated portfolio companies	(5,517,052)	(6,690,532)
Purchase of unaffiliated portfolio companies	(698,300)	(509,824)
Payments received on debt investments	0	783,418
Proceeds from repayment of bridge notes of affiliated portfolio companies	113,950	39,757
Proceeds from repayment of bridge notes of controlled affiliated portfolio companies	869,242	0
Proceeds from repayment of bridge notes of non-controlled affiliated portfolio companies	0	2,415,188
Proceeds from sale of investments of unaffiliated portfolio companies	3,094,171	5,557,846
Proceeds from sale of investments of publicly traded unaffiliated portfolio companies	2,007,980	170,662
Changes in assets and liabilities:
Receivable from portfolio companies	(13,049)	160,877
Receivable from sale of investments	(53,162)	0
Interest receivable	(179,179)	51,462
Prepaid expenses	289,113	334,202
Other assets	10,379	(191,891)
Post retirement plan liabilities	29,762	40,065
Accounts payable and accrued liabilities	(635,640)	(257,935)
Deferred rent	(44,012)	(38,752)
Net cash used in operating activities	(4,514,057)	(3,529,183)
Cash flows from investing activities:
Purchase of fixed assets	(1,438)	(6,806)
Net cash used in investing activities	(1,438)	(6,806)
Cash flows from financing activities:
Proceeds from drawdown of loan facility	0	5,000,000
Purchase of treasury stock	0	(737,662)
Payment of withholdings related to net settlement of restricted stock	(22,315)	(47,644)
Net cash (used in) provided by financing activities	(22,315)	4,214,694
Net (decrease) increase in cash	$(4,537,810)	$678,705
Cash at beginning of the period	17,922,630	20,748,314
Cash at end of the period	$13,384,820	$21,427,019
Supplemental disclosures of cash flow information:
Income taxes paid	$4,541	$2,081
Interest paid	$380,556	$304,167

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Changes in net assets from operations:
Net operating loss	$(3,066,997)	$(7,162,510)
Net realized (loss) gain on investments	(10,144,132)	4,531,700
Net decrease (increase) in unrealized depreciation on investments	122,804	(17,302,729)
Share of loss on equity method investments	(168,371)	(312,291)
Net decrease in net assets resulting from operations	(13,256,696)	(20,245,830)
Changes in net assets from capital stock transactions:
Purchase of treasury stock	0	(1,199,994)
Acquisition of vested restricted stock awards to pay required employee withholding tax	(22,315)	(86,914)
Stock-based compensation expense	47,027	798,965
Net increase (decrease) in net assets resulting from capital stock transactions	24,712	(487,943)
Changes in net assets from accumulated other comprehensive loss:
Other comprehensive loss	(156,738)	(208,983)
Net decrease in net assets resulting from accumulated other comprehensive loss	(156,738)	(208,983)
Net decrease in net assets:	(13,388,722)	(20,942,756)
Net Assets:
Beginning of the period	88,711,671	109,654,427
End of the period	$75,322,949	$88,711,671

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Unaffiliated Companies (3) -
12.1% of net assets at value

Private Placement Portfolio (Illiquid) (4) -
6.3% of net assets at value

Fleet Health Alliance, LLC (5)(8)(9)(10)		Life Sciences
Developing software for information transfer amongst healthcare providers and consumers
Unsecured Convertible Bridge Note, 0%, (acquired 4/22/16)	(M)		$225,000	$225,000	$225,000

Mersana Therapeutics, Inc. (5)(8)(9)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Common Stock (acquired 7/27/12)	(H)		3,875,395	350,539	717,186
Series A-1 Convertible Preferred Stock (acquired 7/27/12-4/2/14)	(H)		683,538	635,081	1,336,199
Series B-1 Convertible Preferred Stock (acquired 2/20/15-6/14/16)	(H)		365,820	339,887	731,555
			4,924,753		2,784,940

Muses Labs, Inc. (5)(8)(10)		Life Sciences
Developing a data analytics platform for precision medicine
Unsecured Convertible Bridge Note, 5%, (acquired 5/25/16)	(M)		215,746	$212,000	215,746

Nanosys, Inc. (5)(8)(9)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock (acquired 4/10/03)	(M)		1,500,000	803,428	128,149
Series D Convertible Preferred Stock (acquired 11/7/05)	(M)		3,000,003	1,016,950	436,897
Series E Convertible Preferred Stock (acquired 8/13/10)	(M)		496,573	433,688	323,784
			4,996,576		888,830

Nano Terra, Inc. (5)(8)		Energy
Developing surface chemistry and nano-manufacturing solutions
Warrants for Common Stock expiring on 2/22/21 (acquired 2/22/11)	(I)		69,168	4,462	407
Warrants for Series A-3 Preferred Stock expiring on 11/15/22 (acquired 11/15/12)	(I)		35,403	47,508	97,345
			104,571		97,752

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Unaffiliated Companies (3) -
12.1% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) -
6.3% of net assets at value (Cont.)

Phylagen, Inc. (5)(8)		Life Sciences
Developing technology to improve human health and business productivity
Secured Convertible Bridge Note, 5%, (acquired 2/5/15)	(M)		$216,548	$200,000	$303,167
Secured Convertible Bridge Note, 5%, (acquired 6/5/15)	(M)		10,663	$10,000	14,928
			227,211		318,095

Xenio Corp. (5)(8)(11)		Electronics
Developing a smart platform for LED lighting that enables local intelligence and communication capabilities
Common Stock (acquired 8/1/16)	(M)		184,653	221,938	184,653

Total Unaffiliated Private Portfolio (cost: $10,878,510)					$4,715,016

Rights to Milestone Payments (Illiquid) (6) -
4.6% of net assets at value

Amgen, Inc. (8)(9)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc. (acquired 3/4/11)	(I)		$548,998	$548,998	$2,975,353

Canon, Inc. (8)(9)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc. (acquired 4/18/14)	(I)		232,865	$232,865	467,392

Laird Technologies, Inc. (8)(9)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc. (acquired 2/13/13)	(I)		0	$0	0

Total Unaffiliated Rights to Milestone Payments (cost: $781,863)					$3,442,745

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Publicly Traded Portfolio (7) -
1.2% of net assets at value

Champions Oncology, Inc. (5)(9)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Common Stock (acquired 3/24/11-3/11/15)	(M)		$966,588	145,075	$243,726
Warrants for Common Stock expiring 1/28/19 (acquired 1/28/13)	(I)		400	5,500	2,281
			966,988		246,007

OpGen, Inc. (5)(9)(12)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Common Stock (acquired 5/5/15)	(M)		1,271,292	316,335	518,789
Warrants for the Purchase of Common Stock expiring 5/8/20 (acquired 5/5/15)	(M)		425,579	300,833	118,197
Warrants for the Purchase of Common Stock expiring 2/17/25 (acquired 5/5/15)	(I)		785	31,206	39,612
			1,697,656		676,598

Total Unaffiliated Publicly Traded Portfolio (cost: $2,664,644)					$922,605

Total Investments in Unaffiliated Companies (cost: $14,325,017)					$9,080,366

Investments in Non-Controlled Affiliated Companies (3) -
68.3% of net assets at value

Private Placement Portfolio (Illiquid) (13) -
61.1% of net assets at value

ABSMaterials, Inc. (5)(8)		Energy
Developing nano-structured absorbent materials for water remediation and consumer applications
Series A Convertible Preferred Stock (acquired 2/17/10-10/24/11)	(I)		$435,000	390,000	$240,482
Series B Convertible Preferred Stock (acquired 11/8/13-6/25/14)	(I)		1,217,644	1,037,751	852,557
Secured Convertible Bridge Note, 8%, (acquired 1/20/16)	(M)		105,589	$100,000	105,589
			1,758,233		1,198,628

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
68.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) -
61.1% of net assets at value (Cont.)

AgBiome, LLC (5)(8)(9)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock (acquired 1/30/13)	(I)		$2,000,000	2,000,000	$5,877,743
Series A-2 Convertible Preferred Stock (acquired 4/9/13-10/15/13)	(I)		521,740	417,392	1,273,672
Series B Convertible Preferred Stock (acquired 8/7/15)	(I)		500,006	160,526	686,576
			3,021,746		7,837,991

D-Wave Systems, Inc. (5)(8)(9)(14)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock (acquired 9/30/08)	(H)		1,002,074	1,144,869	2,520,573
Series 1 Class C Convertible Preferred Stock (acquired 9/30/08)	(H)		487,804	450,450	995,955
Series 1 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		748,473	855,131	1,890,714
Series 1 Class E Convertible Preferred Stock (acquired 11/24/10)	(H)		248,049	269,280	603,580
Series 1 Class F Convertible Preferred Stock (acquired 11/24/10)	(H)		238,323	258,721	579,913
Series 1 Class H Convertible Preferred Stock (acquired 6/27/14)	(H)		909,088	460,866	1,119,022
Series 2 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		736,019	678,264	1,499,657
Series 2 Class E Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		659,493	513,900	1,159,038
Series 2 Class F Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		633,631	493,747	1,113,585
Warrants for Common Stock expiring 5/12/19 (acquired 5/12/14)	(I)		26,357	20,415	16,154
			5,689,311		11,498,191

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
68.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) -
61.1% of net assets at value (Cont.)

EchoPixel, Inc. (5)(8)		Life Sciences
Developing virtual reality 3-D visualization software for life sciences and health care applications
Series Seed Convertible Preferred Stock (acquired 6/21/13-6/30/14)	(I)		$1,250,000	4,194,630	$920,842
Series Seed-2 Convertible Preferred Stock (acquired 1/22/16)	(I)		500,000	1,476,668	329,089
Unsecured Convertible Bridge Note, 0%, (acquired 7/12/16)	(M)		350,000	$350,000	437,500
			2,100,000		1,687,431

Ensemble Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock (acquired 6/6/07)	(I)		2,000,000	1,449,275	0
Series B-1 Convertible Preferred Stock (acquired 4/21/14)	(I)		679,754	492,575	1,201,610
			2,679,754		1,201,610

Genome Profiling, LLC (5)(8)(10)		Life Sciences
Developing a platform to analyze and understand the epigenome
Unsecured Convertible Bridge Note, 8%, (acquired 8/4/16)	(M)		230,000	$230,000	230,000

HZO, Inc. (5)(8)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock (acquired 6/23/14)	(M)		666,667	405,729	378,952
Series I Convertible Preferred Stock (acquired 6/23/14)	(M)		5,709,835	2,266,894	3,538,876
Series II Convertible Preferred Stock (acquired 6/23/14-8/3/15)	(M)		2,500,006	674,638	1,568,988
Series II-A Convertible Preferred Stock (acquired 9/9/16)	(M)		226,070	69,053	245,009
Warrants for Series II-A Convertible Preferred Stock expiring 7/15/23 (acquired 7/15/16)	(I)		29,820	6,577	23,274
			9,132,398		5,755,099

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
68.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) -
61.1% of net assets at value (Cont.)

Laser Light Engines, Inc. (8)(9)(15)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock (acquired 5/6/08)	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock (acquired 9/17/10)	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, (acquired 10/7/2011)	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, (acquired 11/17/2011)	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, (acquired 12/21/2011)	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, (acquired 3/5/2012)	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, (acquired 7/26/2012)	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, (acquired 4/29/2013)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, (acquired 7/22/2013)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, (acquired 10/30/2013)	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, (acquired 2/5/2014)	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, (acquired 6/24/2014)	(M)		13,745	$13,745	0
			6,542,881		0

Lodo Therapeutics Corporation (5)(8)(9)		Life Sciences
Developing and commercializing novel therapeutics derived from a metagenome-based Natural Product Discovery Platform
Series A Convertible Preferred Stock (acquired 12/21/15-4/22/16)	(I)		658,190	658,190	658,993

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
68.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) -
61.1% of net assets at value (Cont.)

Metabolon, Inc. (5)(8)(9)		Life Sciences
Developing a biochemical profiling platform for precision medicine
Series B Convertible Preferred Stock (acquired 6/29/09)	(M)		$2,500,000	371,739	$2,924,040
Series B-1 Convertible Preferred Stock (acquired 6/29/09)	(M)		706,214	148,696	1,169,615
Series C Convertible Preferred Stock (acquired 4/30/09)	(M)		1,000,000	1,000,000	2,678,510
Series D Convertible Preferred Stock (acquired 8/25/11)	(M)		1,499,999	835,882	2,272,335
Series E-1 Convertible Preferred Stock (acquired 3/2/15)	(M)		1,225,000	444,404	1,439,068
Series E-2 Convertible Preferred Stock (acquired 3/2/15)	(M)		299,999	103,277	312,755
			7,231,212		10,796,323

ORIG3N, Inc. (5)(8)(9)		Life Sciences
Developing precision medicine applications for induced pluripotent stems cells
Series 1 Convertible Preferred Stock (acquired 2/5/15-8/5/15)	(I)		500,000	1,195,315	1,165,150
Series A Convertible Preferred Stock (acquired 11/25/15-9/7/16)	(I)		1,500,000	1,364,666	1,504,222
			2,000,000		2,669,372

Petra Pharma Corporation (5)(8)(9)		Life Sciences
Developing small molecule inhibitors for treatment of cancer and metabolic diseases
Series A Convertible Preferred Stock (acquired 12/23/15)	(I)		1,025,050	1,025,050	1,027,353

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
68.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (13) -
61.1% of net assets at value (Cont.)

Produced Water Absorbents, Inc. (5)(8)(16)		Energy
Providing integrated process separation solutions to the global oil and gas industries, enabling onsite treatment of produced and flowback water
Common Stock (acquired 4/30/16)	(M)		$7,670,281	50,243,350	$0
Warrants for Common Stock expiring upon liquidation event (acquired 4/30/16)	(I)		65,250	450,000	0
Senior Secured Debt, 15% commencing on 4/1/16, maturing on 12/31/19 (acquired 4/1/16)	(I)		1,946,167	$2,533,766	1,424,750
			9,681,698		1,424,750

Total Non-Controlled Affiliated Private Portfolio (cost: $51,750,473)					$45,985,741

Publicly Traded Portfolio (17) -
7.2% of net assets at value

Adesto Technologies Corporation (5)(9)(18)		Electronics
Developing low-power, high-performance memory devices
Common Stock (acquired 10/27/15)	(M)		$11,482,417	1,769,868	$3,929,107

Enumeral Biomedical Holdings, Inc. (5)(9)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock (acquired 7/31/14)	(M)		4,993,357	7,966,368	1,441,913
Warrants to purchase Common Stock expiring 2/2/2024 (acquired 7/31/14)	(I)		57,567	255,120	34,631
Warrants to purchase Common Stock expiring 7/30/2019 (acquired 7/31/14)	(I)		540,375	1,500,000	26,164
			5,591,299		1,502,708

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $17,073,716)					$5,431,815

Total Investments in Non-Controlled Affiliated Companies (cost: $68,824,189)					$51,417,556

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (3) -
9.6% of net assets at value

Private Placement Portfolio (Illiquid) (19) -
9.6% of net assets at value

Black Silicon Holdings, Inc. (5)(8)(15)(20)		Electronics
Holding company for interest in a company that develops silicon-based optoelectronic products
Series A Convertible Preferred Stock (acquired 8/4/15)	(I)		$750,000	233,499	$0
Series A-1 Convertible Preferred Stock (acquired 8/4/15)	(I)		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock (acquired 8/4/15)	(I)		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock (acquired 8/4/15)	(I)		1,169,561	1,892,836	0
Series C Convertible Preferred Stock (acquired 8/4/15)	(I)		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, (acquired 8/25/16)	(I)		1,279,593	$1,269,158	300,690
			7,705,470		300,690

Interome, Inc. (5)(8)(10)		Life Sciences
Developing a platform to facilitate precision health and medicine
Common Stock (acquired 3/1/16)	(M)		10	1,000,000	10
Secured Convertible Bridge Note, 12%, (acquired 3/1/16)	(M)		300,000	$300,000	300,000
Secured Convertible Bridge Note, 12%, (acquired 7/12/16)	(M)		300,000	$300,000	300,000
Secured Convertible Bridge Note, 12%, (acquired 9/14/16)	(M)		50,000	$50,000	50,000
Secured Convertible Bridge Note, 12%, (acquired 9/29/16)	(M)		350,000	$350,000	350,000
			1,000,010		1,000,010

NGX Bio, Inc. (5)(8)(21)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock (acquired 6/6/14-1/10/16)	(I)		500,002	666,667	514,217
Series A Convertible Preferred Stock (acquired 8/20/15-9/30/15)	(I)		499,999	329,989	343,920
Unsecured Convertible Bridge Note, 6% (acquired 4/6/16)	(M)		514,630	$500,000	514,630
			1,514,631		1,372,767

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (3) -
9.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) -
9.6% of net assets at value (Cont.)

ProMuc, Inc. (5)(8)		Life Sciences
Developing synthetic mucins for the nutritional, food and health care markets
Common Stock (acquired 12/18/13)	(M)		$1	1,000	$1
Secured Convertible Bridge Note, 8%, (acquired 12/18/13)	(M)		428,093	$350,000	228,093
Secured Convertible Bridge Note, 8%, (acquired 8/13/14)	(M)		117,096	$100,000	62,390
Secured Convertible Bridge Note, 8%, (acquired 8/5/15)	(M)		81,953	$75,000	43,666
Secured Convertible Bridge Note, 8%, (acquired 12/7/15)	(M)		58,604	$55,000	31,225
			685,747		365,375

Senova Systems, Inc. (5)(8)(22)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock (acquired 9/9/11-7/18/12)	(I)		1,218,462	1,350,000	0
Series B-1 Convertible Preferred Stock (acquired 8/1/13-1/15/14)	(I)		1,083,960	2,759,902	0
Series C Convertible Preferred Stock (acquired 10/24/14-4/1/15)	(I)		1,208,287	1,611,049	621,188
Warrants for Series B Preferred Stock expiring 10/15/17 (acquired 10/15/12)	(I)		131,538	164,423	0
Warrants for Series B Preferred Stock expiring 4/24/18 (acquired 4/24/13)	(I)		20,000	25,000	0
Secured Convertible Bridge Note, 10%, (acquired 1/15/16)	(I)		267,808	$250,000	267,808
Secured Convertible Bridge Note, 10%, (acquired 8/12/16)	(I)		21,541	$21,250	21,541
Secured Convertible Bridge Note, 10%, (acquired 9/30/16)	(I)		15,504	$15,500	15,504
			3,967,100		926,041

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (3) -
9.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (19) -
9.6% of net assets at value (Cont.)

SynGlyco, Inc. (5)(8)(15)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock (acquired 12/13/11)	(I)		$2,729,817	57,463	$0
Series A' Convertible Preferred Stock (acquired 12/13/11-6/7/12)	(I)		4,855,627	4,855,627	0
Secured Convertible Bridge Note, 8%, (acquired 2/26/16)	(I)		71,064	$67,823	59,150
			7,656,508		59,150

TARA Biosystems, Inc. (5)(8)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock (acquired 8/20/14)	(I)		20	2,000,000	921,647
Secured Convertible Bridge Note, 8%, (acquired 8/20/14)	(M)		350,827	$300,000	487,260
Secured Convertible Bridge Note, 8%, (acquired 5/18/15)	(M)		222,005	$200,000	308,341
Secured Convertible Bridge Note, 8%, (acquired 12/1/15)	(M)		1,280,219	$1,200,000	1,506,140
			1,853,071		3,223,388

Total Controlled Private Placement Portfolio (cost: $24,382,537)					$7,247,421

Total Investments in Controlled Affiliated Companies (cost: $24,382,537)					$7,247,421

Total Investments in Private Placement and Publicly Traded Portfolio (cost: $107,531,743)					$67,745,343

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Equity Method Investments (23) -
0.3% of net assets at value

Private Placement Portfolio (Illiquid) (23) -
0.3% of net assets at value

Accelerator IV-New York Corporation (8)(9)(24)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock (acquired 7/21/14-1/29/16)	(E)		$186,736	581,907	$186,736

AgTech Accelerator Corporation (8)(9)(10)(24)		Life Sciences
Identifying and managing emerging agriculture technologies companies
Common Stock (acquired 5/4/16)	(E)		64,508	150,000	64,508

Total Equity Method Investments (cost: $251,244)					$251,244

Total Investments (cost: $107,782,987)					$67,996,587

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 37 for a description of the "Valuation Procedures."

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

(3)
Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company, including control of a majority of the seats on the board of directors, or more than 25 percent of the seats on the board of directors, with no other entity or person in control of more director seats than us. Among our controlled affiliated companies, ProMuc, Inc., and Interome, Inc., were 100 percent owned by us at September 30, 2016.

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $10,878,510. The gross unrealized appreciation based on the tax cost for these securities is $90,884. The gross unrealized depreciation based on the tax cost for these securities is $6,254,378.

(5)	All or a portion of the investments or instruments are pledged as collateral under our Loan Facility with Orix Corporate Capital, Inc.

(6)
The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $781,863. The gross unrealized appreciation based on the tax cost for these securities is $2,660,882. The gross unrealized depreciation based on the tax cost for these securities is $0.

(7)
The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $2,664,644. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $1,742,039.

(8)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(9)	Represents a non-income producing investment. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(10)	Initial investment was made in 2016.

(11)
We received shares of Xenio Corp. as part of the consideration distributed to shareholders of Bridgelux, Inc., for the sale of Bridgelux, Inc., to a an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction occurred on August 1, 2016.

(12)
The Company's securities of OpGen, Inc., were subject to a lock-up agreement that restricted our ability to trade these securities. The lock-up agreement expired on August 18, 2016. A total of 300,833 shares and 300,833 warrants are not qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2016 (Unaudited)

(13)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $51,750,473. The gross unrealized appreciation based on the tax cost for these securities is $14,862,714. The gross unrealized depreciation based on the tax cost for these securities is $20,627,446.

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

(15)	Represents a non-operating entity that exists to collect future payments from licenses or other engagements and/or monetize assets for future distributions to investors and debt holders.

(16)	Produced Water Absorbents, Inc., also does business as ProSep, Inc.

(17)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $17,073,716. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $11,641,901.

(18)
A total of 200,000 shares of our holdings in Adesto Technologies Corporation are not qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(19)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $24,382,537. The gross unrealized appreciation based on the tax cost for these securities is $1,370,317. The gross unrealized depreciation based on the tax cost for these securities is $18,505,433

(20)
On August 4, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc.  Our security holdings of SiOnyx converted into securities of Black Silicon Holdings.  SiOnyx was then acquired by an undisclosed buyer.  Black Silicon Holdings owns a profit interest in the undisclosed buyer.

(21)	On August 19, 2015, UberSeq, Inc., changed its name to NGX Bio, Inc.

(22)	On October 19, 2016, Senova Systems, Inc., sold substantially all of its assets to an undisclosed buyer for an up-front payment and potential future payments upon achievement of milestones.

(23)
The aggregate cost for federal income tax purposes of investments in privately held equity method investments is $251,244. Under the equity method, investments are carried at cost, plus or minus the Company's equity in the increases and decreases in the investee's net assets after the date of acquisition and certain other adjustments.

(24)	See "Note 11. Commitments and Contingencies."

The accompanying unaudited notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares / Principal	Value

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

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent wholly owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in our portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the period ended September 30, 2016, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

The Company is the Managing Member of H&H Co-Investment Partners, LLC, a limited liability company formed to facilitate the opportunity for interested investors to co-invest alongside the Company in its portfolio companies. The Company is also the Investment Manager of two series formed by H&H Co-Investment Partners, H&H Co-Investment Partners, LLC D-Wave Co-Investment Series J and H&H Co-Investment Partners, LLC HZO Co-Investment Series III. As of September 30, 2016, H&H Co-Investment Partners did not have any capital under management. The Company expects to receive management fees and/or carried interest in profits generated on invested capital from any capital under management if and when capital is raised. The Company does not expect to consolidate the operations of H&H Co-Investment Partners if and when it has capital under management.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiary. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification 946. In accordance with GAAP and Regulation S-X, the Company may only consolidate its interests in investment company subsidiaries and controlled operating companies whose business consists of providing services to the Company. Our wholly owned subsidiary, Ventures, is a controlled operating company that provides services to us and is, therefore, consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts reported in "Net decrease (increase) in unrealized depreciation on investments" have been reclassified from prior years. Amounts related to portfolio company investments were previously reported as a single amount and have been reclassified to present unrealized (depreciation) appreciation from unaffiliated companies, controlled affiliated companies, non-controlled affiliated companies, publicly traded companies and unaffiliated rights to milestone payments. There was no impact to the total amounts reported in any period.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of September 30, 2016, our financial statements include investments fair valued by the Board of Directors at $61,611,808 and two investments valued under the equity method at $251,244. The fair values were determined in good faith by, or under the direction of, the Board of Directors. The fair value amount includes the values of our privately held investments as well as the warrants of Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc., which are publicly traded companies. Our investments in Accelerator IV-New York Corporation and AgTech Accelerator Corporation are accounted for under the equity method of accounting as they represent non-controlling interests in operating entities that provide investment advisory services to the Company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in "Share of loss on equity method investments" on the Company’s “Consolidated Statements of Operations.” Upon sale of investments, the values that are ultimately realized may be different from the fair value presented in the Company's financial statements. The difference could be material.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At September 30, 2016, and December 31, 2015, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $2,975,353 and $2,900,232, respectively. The milestone payments are derivatives and are fair valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. On November 17, 2014, the Company received a payment of $2,070,955 owing to the achievement of the first milestone. On November 23, 2015, the Company received a payment of $2,070,955 owing to the achievement of the second milestone. If all the remaining milestones are met, we would receive $5,384,482. At September 30, 2016, and December 31, 2015, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $467,392 and $461,819, respectively. On October 1, 2015, the Company received a payment of $795,567 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive an additional $938,926. At September 30, 2016, and December 31, 2015, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0. If all the remaining milestones are met, we would receive approximately $400,000. There can be no assurances as to how much of these amounts we will ultimately realize or when they will be realized, if at all.

Funds Held in Escrow from Sale of Investments. At September 30, 2016, and December 31, 2015, there were funds held in escrow fair valued at $116,872 and $311,137, respectively, relating to the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc. On April 20, 2016, the Company received proceeds of $390,492 from the release of a portion of the funds held in escrow following the transaction. The remaining funds held in escrow are expected to be released in April of 2017, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $234,336 and realize a gain of $117,464. At September 30, 2016, and December 31, 2015, there were funds held in escrow fair valued at $0 and $63,428, respectively, relating to the sale of the Molecular Imprints' non-semiconductor business to Magic Leap, Inc. On May 18, 2016, the Company received proceeds of $130,522, following the expiration of the one-year escrow period established at the closing of the transaction.

Receivable From Sale of Investments. At September 30, 2016, we had a receivable totaling $53,162 from the sale of our publicly traded shares of OpGen, Inc. and Champions Oncology, Inc., which settled on October 3, and October 4, 2016.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $147,404 and $180,089 at September 30, 2016, and December 31, 2015, respectively, representing cost, less accumulated depreciation of $424,657 and $445,476, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements. Substantially all of our fixed assets are pledged as collateral under the Company's four-year $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and lender and the other lenders party thereto from time to time (the "Loan Facility").

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if investments have not paid dividends or interest within the last 12 months. These write-offs are reversed through interest income. During the three months and nine months ended September 30, 2016, the Company earned $117,056 and $255,653, respectively, in interest on subordinated secured debt, non-convertible promissory notes, senior secured debt and interest-bearing accounts. During the three months and nine months ended September 30, 2015, the Company earned $46,070 and $158,559, respectively, in interest on senior secured debt, subordinated secured debt, non-convertible promissory notes and interest-bearing accounts. During the three months and nine months ended September 30, 2016, the Company recorded, on a net basis, $97,871 and $306,947, respectively, of bridge note interest. During the three months and nine months ended September 30, 2015, the Company recorded, on a net basis, $82,959 and $341,949, respectively, of bridge note interest. The total for the nine months ended September 30, 2015, included a partial write-off of previously accrued bridge note interest of $1,427.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our non-convertible debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. For the three months and nine months ended September 30, 2016, total yield-enhancing fees accreted into investment income were $35,975, and $80,533, respectively. For the three months and nine months ended September 30, 2015, total yield-enhancing fees accreted into investment income were $44,014 and $90,062, respectively.

Fees for Providing Managerial Assistance to Portfolio Companies. For the three months and nine months ended September 30, 2016, the Company earned income of $315,250 and $685,103, respectively, owing to certain of its employees providing managerial assistance to certain portfolio companies, primarily from Interome, Inc., totaling $300,000 and $600,000, respectively, for the three months and nine months ended September 30, 2016. Fees were also received from certain other portfolio companies, namely Adesto Technologies Corporation, OpGen, Inc., TARA Biosystems, Inc., Fleet Health Alliance, LLC, and Muses Labs, Inc., during 2016. For the three months and nine months ended September 30, 2015, the Company earned income of $71,359 and $84,859, respectively, owing to certain of its employees providing managerial assistance to certain of its portfolio companies.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase (decrease) to our additional paid-in capital. For the three months and nine months ended September 30, 2016, and September 30, 2015, the increase (decrease) to our operating expenses was offset by the increase (decrease) to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 9. Stock-Based Compensation" for further discussion.

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

Concentration of Investor Risk. As of September 30, 2016, two investors, Ariel Investments and Granahan Investment Management, owned approximately 13.6 percent and 5.1 percent, respectively, of our outstanding shares.

Recent Accounting Pronouncements. On August 26, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance will affect how distributions received from equity method investees will be reported. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

On June 16, 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU is intended to introduce new guidance for the accounting for credit losses on instruments within scope based on an estimate of current expected credit losses. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

On March 30, 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

On March 15, 2016, the FASB issued ASU 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." This ASU eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This ASU should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

On February 25, 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842). This ASU revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. This ASU is required to be applied with a modified retrospective approach to each prior reporting period presented and provides for certain practical expedients. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

On January 5, 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU affects the accounting for equity investments, requiring that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

On April 7, 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under the former guidance, such costs were recorded as an asset. On August 18, 2015, the FASB clarified that this ASU does not apply to line of credit arrangements. Accordingly, companies may continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. This guidance was adopted on January 1, 2016. Management determined that this ASU does not have any impact on the Company’s Consolidated Financial Statements as the Company does not issue debt as part of its business operations.

On February 18, 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This ASU amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. This guidance was adopted on July 1, 2016. Management determined that this ASU does not have any impact on the Company’s Consolidated Financial Statements. The Company does not hold any variable interests and is, therefore, not required to consolidate using the consolidation models defined in this ASU.

On August 27, 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern." This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016, with early adoption permitted. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

On June 19, 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This guidance was adopted on January 1, 2016. Management determined that this ASU does not have any impact on the Company’s Consolidated Financial Statements as the Company does not have share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition.

On May 28, 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," their final converged standard on revenue recognition. This ASU provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also includes enhanced disclosures that are significantly more comprehensive than those in existing revenue standards. ASU 2014-09 was to be effective for the Company beginning on January 1, 2017, but, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is now expected to be effective for the Company beginning on January 1, 2018. The guidance allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of September 30, 2016, and December 31, 2015, our largest 10 investments by value accounted for approximately 80 percent and 79 percent, respectively, of the value of our equity-focused portfolio. Our largest three investments, by value, D-Wave Systems, Inc., Metabolon, Inc., and AgBiome, LLC accounted for approximately 18 percent, 17 percent and 12 percent, respectively, of our equity-focused portfolio at September 30, 2016. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and HZO, Inc, accounted for approximately 19 percent, 18 percent and 10 percent, respectively, of our equity-focused portfolio at December 31, 2015. D-Wave Systems, Inc., Metabolon, Inc., AgBiome, LLC, and HZO, Inc., are privately held portfolio companies. Adesto Technologies Corporation is a publicly traded portfolio company.

Approximately 90 percent of the portion of our equity-focused portfolio that was fair valued was comprised of securities of 26 privately held companies, as well as the warrants of publicly traded Champions Oncology, Inc., OpGen, Inc., and Enumeral Biomedical Holdings, Inc. Approximately 0.4 percent of the portion of our equity-focused portfolio that was valued according to the equity method was comprised of two privately held companies. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net increase in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

NOTE 5. DEBT

The Company has a Loan Facility with Orix Corporate Capital, Inc., which may be used to fund investments in portfolio companies. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The borrowing period for the Loan Facility ended on September 30, 2016. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently pays interest in cash on its outstanding borrowings. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities).

At September 30, 2016, and December 31, 2015, the Company had outstanding debt of $5,000,000. The weighted average annualized interest rate for each of the three months and nine months ended September 30, 2016, was 10 percent, exclusive of amortization of closing fees and other expenses. The weighted average annual interest rate for the year ended December 31, 2015, was 10 percent. The weighted average debt outstanding for the three months and nine months ended September 30, 2016, was $5,000,000. The weighted average debt outstanding for the year ended December 31, 2015, was $5,000,000. The remaining capacity under the Loan Facility was $0 at September 30, 2016. Unamortized fees and expenses of $174,880 and $306,040 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of September 30, 2016, and December 31, 2015, respectively. These amounts are amortized over the term of the Loan Facility, and $131,160 was amortized in the nine months ended September 30, 2016, and in the nine months ended September 30, 2015. The Company paid $38,333 and $114,167 in non-utilization fees during the three months and nine months ended September 30, 2016, respectively. The Company paid $38,333 and $126,250 in non-utilization fees during the three months and nine months ended September 30, 2015, respectively. The Company paid $127,778 and $380,556 in interest expense for the three months and nine months ended September 30, 2016, respectively. The Company paid $127,778 and $254,167 in interest expense for the three months and nine months ended September 30, 2015. During the nine months ended September 30, 2016, and September 30, 2015, the Company paid $0 and $50,000, respectively, in utilization fees associated with a drawdown of the Loan Facility. At September 30, 2016, the Company was in compliance with all covenants required by the Loan Facility.

NOTE 6. FAIR VALUE OF INVESTMENTS

At September 30, 2016, our financial assets valued at fair value were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	September 30, 2016	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Privately Held Portfolio Companies:
Preferred Stock	$47,805,431	$0	$0	$47,805,431
Bridge Notes	6,378,368	0	0	6,378,368
Warrants	137,180	0	0	137,180
Rights to Milestone Payments	3,442,745	0	0	3,442,745
Common Stock	2,202,449	0	0	2,202,449
Senior Secured Debt	1,424,750	0	0	1,424,750

Publicly Traded Portfolio Companies:
Common Stock	$6,133,535	$6,133,535	$0	$0
Warrants	220,885	0	118,197	102,688
Total Investments:	$67,745,343	$6,133,535	$118,197	$61,493,611

Funds Held in Escrow From Sales of Investments:	$116,872	$0	$0	$116,872
Total Financial Assets:	$67,862,215	$6,133,535	$118,197	$61,610,483

Financial Instruments Disclosed, but not Carried, at Fair Value

The following table presents the carrying value and the fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2016, and the level of each financial liability within the fair value hierarchy:

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

Description	Fair Value at September 30, 2016	Valuation Technique(s)	Unobservable Input(s)	Range(s) (Weighted Average (a))
			Price Per Share	$2.26 - $2.62 ($2.56)
			Non-Performance Risk	0.0% (0.0%)
			Volatility	51.5% - 96.6% (58.4%)
Preferred Stock	$13,549,791	Hybrid Approach	Time to Exit / Cash Flows (Years)	5.0 (5.00)
			Probability of Achieving Independent Milestones	12.5% - 100.0% (53.6%)
			Probability of Achieving Dependent Milestones	32.0% - 83.0% (63.2%)
			Price Per Share	$0.30 - $3.11 ($2.05)
			Non-Performance Risk	-8.6% - 24.0% (19.1%)
			Volatility	50.1% - 124.6% (76.8%)
Preferred Stock	17,217,614	Income Approach	Time to Exit / Cash Flows (Years)	0.3 - 10.8 (5.14)
			Price Per Share	$2.76 ($2.76)
			Volatility	49.4% - 56.1% (55.1%)
			Revenue Multiples	4.6 - 4.9 (4.84)
			Time to Exit (Years)	0.2 - 5.0 (2.0)
Preferred Stock	17,038,026	Market Approach	Discount for Lack of Marketability	23.5% - 25.8% (25.5%)
Bridge Notes	664,693	Income Approach	Estimated Value to Cost Ratio at Payout	0.23 - 1.00 (0.64)
Bridge Notes	5,713,675	Market Approach	Estimated Value to Cost Ratio at Conversion	0.53 - 1.58 (1.11)
			Price Per Share	$2.26 ($2.26)
			Volatility	96.6% (96.6%)
			Non-Performance Risk	0.0% (0.0%)
Common Stock	717,186	Hybrid Approach	Time to Exit (Years)	5.0 (5.00)
			Non-Performance Risk	0.0% (0.0%)
			Volatility	124.6% (124.6%)
			Time to Exit (Years)	6.0 (6.0)
Common Stock	921,647	Income Approach	Price Per Share	$0.50 ($0.50)
			Volatility	56.1% (56.1%)
			Revenue Multiples	4.9 (4.9)
			Time to Exit (Years)	5.0 (5.0)
			Discount for Lack of Marketability	25.8% (25.8%)
Common Stock	563,616	Market Approach	Price Per Share	$0.0000 - $0.8320 ($0.8320)
			Stock Price	$0.18 - $3.55 ($2.09)
			Volatility	51.5% - 105.4% (74.8%)
Warrants	239,868	Income Approach	Time to Exit (Years)	2.3 - 8.4 (5.56)

Description	Fair Value at September 30, 2016	Valuation Technique(s)	Unobservable Input(s)	Range(s) (Weighted Average (a))
			Probability of Achieving Independent Milestones	25% - 75% (67%)
			Probability of Achieving Dependent Milestones	50% - 100% (81%)
Rights to Milestone Payments	$3,442,745	Income Approach	Time to Cash Flows (Years)	0.5 - 6.3 (3.4)
Senior Secured Debt	1,424,750	Income Approach	Discount Rate	53% (53%)
			Probability of Achieving Independent Milestones	50% (50%)
Funds Held in Escrow from Sales of Investments	116,872	Income Approach	Time to Cash Flows (Years)	0.5 (0.5)

Total	$61,610,483

(a) Weighted average based on fair value at September 30, 2016.

Valuation Methodologies and Inputs for Level 3 Assets

The following sections describe the valuation techniques and significant unobservable inputs used to measure Level 3 assets.

Preferred Stock, Bridge Notes and Common Stock

Preferred stock, bridge notes and common stock are valued by either a market, income or hybrid approach using internal models with inputs, most of which are not market observable. Common inputs for valuing Level 3 preferred stock, bridge note and private common stock investments include prices from recently executed private transactions in a company’s securities or unconditional firm offers, revenue multiples of comparable publicly traded companies, merger and acquisition ("M&A") transactions consummated by comparable companies, discounts for lack of marketability, rights and preferences of the class of securities we own as compared with other classes of securities the portfolio company has issued, particularly related to potential liquidity scenarios of an initial public offering ("IPO") or an acquisition transaction, estimated time to exit, volatilities of comparable publicly traded companies and management’s best estimate of risk attributable to non-performance risk. We employ option pricing models as a primary methodology to derive value for companies that have consummated arm’s length financings within one year of the date of valuation. We use alternative methods such as multiples to revenues and/or the present value of future cash flows to derive value for certain companies that have not had a recent arm’s length financing or where option pricing models yield results that differ substantially from values derived by other market-based approaches. We define non-performance risk as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We also include discount factors for adjustments to transaction/sale values and discount ratios for discounted cash flows in our definition of non-performance risk. Increases in non-performance risk are reflected by negative percentages. Decreases in non-performance risk are reflected by positive percentages. We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own. An increase in the volatility assumption generally increases the enterprise value calculated in an option pricing model. An increase in the time to exit assumption also generally increases the enterprise value calculated in an option pricing model. Variations in the expected time to exit or expected volatility assumptions have a significant impact on fair value. We increased the time to exit used to derive value beginning with the second quarter of 2016, versus prior quarters based on an updated analysis of our weighted-average holding periods. We may also consider changes in market values for sets of comparable companies when recent private transaction information is not available.

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

Bridge notes commonly contain terms that provide for the conversion of the full amount of principal, and sometimes interest, into shares of preferred stock at a defined price per share and/or the price per share of the next round of financing. The use of a discount for non-performance risk in the valuation of bridge notes would indicate the potential for conversion of only a portion of the principal, plus interest when applicable, into shares of preferred stock or the potential that a conversion event will not occur and that the likely outcome of a liquidation of assets would result in payment of less than the remaining principal outstanding of the note. Non-performance risk is not considered a significant input for bridge notes as of September 30, 2016. An increase in non-performance risk would result in a lower fair value measurement. Conversely, we may acquire or hold notes that are pari passu with other notes but have different conversion terms. In such cases, we may apply an adjustment factor to reflect the differences in the terms with respect to values.

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

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended September 30, 2016.

	Beginning Balance 7/1/2016	Total Realized (Losses) Gains Included in Changes in Net Assets		Transfers		Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 9/30/2016	Amount of Total (Depreciation) Appreciation for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Losses or Gains Relating to Assets Still Held at the Reporting Date
Preferred Stock	$52,442,790	$(2,665,608)	[1]	$250,000	[3]	$(854,869)	$750,000	$(2,116,882)	$47,805,431	$(3,098,476)
Bridge Notes	5,478,889	0		(250,000)	[3]	(145,899)	1,398,995	(103,617)	6,378,368	(281,835)
Common Stock	1,935,702	0		0		82,094	184,653	0	2,202,449	82,094
Warrants	210,800	(261,194)	[1]	0		290,262	0	0	239,868	29,068
Rights to Milestone Payments	2,993,857	0		0		448,888	0	0	3,442,745	448,888
Senior Secured Debt	1,494,000	0		0		(105,225)	35,975	0	1,424,750	(105,225)
Funds Held in Escrow From Sales of Investments	116,781	91	[2]	0		0	0	0	116,872	0
Total	$64,672,819	$(2,926,711)		$0		$(284,749)	$2,369,623	$(2,220,499)	$61,610,483	$(2,925,486)

1Represents a gross realized loss.
2Represents a gross realized gain.
3Transfers among asset classes are owing to conversions at financing events. These do no represent transfers in or out of Level 3.

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments.

The following chart shows the components of change in the financial assets categorized as Level 3 for the nine months ended September 30, 2016.

	Beginning Balance 1/1/2016	Total Realized (Losses) Gains Included in Changes in Net Assets		Transfers		Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 9/30/2016	Amount of Total Appreciation (Depreciation) for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Losses or Gains Relating to Assets Still Held at the Reporting Date
Preferred Stock	$48,568,205	$(6,905,065)	[1]	$(396,631)	[4,5]	$7,235,141	$2,061,591	$(2,757,810)	$47,805,431	$460,143
Bridge Notes	4,275,728	(121,522)	[2]	(406,621)	[4]	28,279	3,570,071	(967,567)	6,378,368	(93,243)
Common Stock	639,786	0		952,210	[4]	425,790	184,663	0	2,202,449	425,790
Warrants	480,025	(333,862)	[2]	(250,389)	[4,5]	344,094	0	0	239,868	10,232
Rights to Milestone Payments	3,362,051	0		0		80,694	0	0	3,442,745	80,694
Subordinated Secured Debt	560,538	0		(569,904)	[4]	0	9,366	0	0	0
Senior Secured Debt	0	0		569,904	[4]	(91,321)	946,167	0	1,424,750	(91,321)
Funds Held in Escrow From Sales of Investments	374,565	263,321	[3]	0		0	0	(521,014)	116,872	0
Options	54	0		0		(54)	0	0	0	(54)
OTC Traded Common Stock	29,732	0		(29,732)	[6]	0	0	0	0	0
Total	$58,290,684	$(7,097,128)		$(131,163)		$8,022,623	$6,771,858	$(4,246,391)	$61,610,483	$792,241

1Represents gross realized losses of $7,207,390 net of gross realized gains of $302,325.
2Represents a gross realized loss.
3Represents a gross realized gain.
4Transfers among asset classes are owing to conversions or exercises at financing events. These do no represent transfers in or out of Level 3.
5There was a $101,431 transfer from "Warrants" of OpGen, Inc. from Level 3 investments to a Level 2 investment.
6There was a $29,732 transfer from "OTC Traded Common Stock" of Enumeral Biomedical Holdings, Inc. from Level 3 investments to a Level 1 investment.

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments. For the nine months ended September 30, 2016, there were transfers out of Level 3 investments totaling $131,163. A total of 129,327 of our shares of Enumeral Biomedical Holdings, Inc., transferred from Level 3 investments to Level 1 investments owing to the use of their unadjusted closing share price on their respective stock exchanges on September 30, 2016, to derive their value. Transfers from Level 3 investments to Level 2 investments occur when observable inputs replace unobservable inputs as the primary inputs used to derive value.

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

Description	Fair Value at December 31, 2015	Valuation Technique(s)	Unobservable Input(s)	Range(s) (Weighted Average(a))
Preferred Stock	$7,648,727	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 - $2.17 ($2.07) 48.8% - 131.2% (56.5%) 1.25 - 1.5 Years (1.48)
Preferred Stock	22,784,347	Income Approach	Private Offering Price Non-Performance Risk Volatility Time to Exit	$0.02 - $23.03 ($2.65) 0% - 48% (4.4%) 0% - 112.8% (68.4%) 1.0 - 5.0 Years (2.8)
Preferred Stock	18,135,131	Market Approach	Volatility Revenue Multiples Time to Exit Discount for Lack of Marketability	0% - 54.1% (45.5%) 0 - 5.9 (4.76) 0.2 - 2 Years (1. 2) 0% - 16.7% (12.9%)
Bridge Notes	1,124,714	Income Approach	Private Offering Price	$1.00 ($1.00)
Bridge Notes	3,151,014	Market Approach	Private Offering Price	$0.56 - $1.00 ($0.98)
Common Stock	309,963	Hybrid Approach	Private Offering Price Volatility Time to Exit	$1.08 ($1.08) 131.2% (131.2%) 1.25 Years (1.25)
Common Stock	329,802	Income Approach	Private Offering Price Volatility Time to Exit	$0 - $3.71 ($3.71) 50.8% (50.8%) 3 Years (3)
Common Stock	21	Market Approach	Private Offering Price	$0.0001 - $0.001 ($0.0001)
Warrants	101,431	Market Approach	Volume Weighted Average Price	0.34 (0.34)
Warrants	378,594	Income Approach	Stock Price Volatility Expected Term	$0.21 - $3.88 ($1.04) 48.8% - 101.9% (64%) 0.03 - 9.14 Years (3.34)
Rights to Milestone Payments	3,362,051	Probability Weighted Discounted Cash Flow	Probability of Achieving Independent Milestones Probability of Achieving Dependent Milestones	25% - 100% (58%) 0% - 75% (36%)
Subordinated Secured Debt	560,538	Market Approach	Market Price	0.56 (0.56)
Funds Held in Escrow From Sales of Investments	374,565	Market Approach	Escrow Discount	50% (50%)
Options	54	Income Approach	Stock Price Volatility Expected Term	$0.23 ($0.23) 79% (79%) 0.58 Years (0.58)
OTC Traded Common Stock	29,732	Market Approach	Stock Price	$0.23 ($0.23)
Total	$58,290,684

(a)Weighted average based on fair value at December 31, 2015.

The following chart shows the components of change in the financial assets categorized as Level 3 for the three months ended September 30, 2015.

	Beginning Balance 7/1/2015	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers	Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 9/30/2015	Amount of Total (Depreciation) Appreciation for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date
Preferred Stock	$63,882,805	$0	$0	$(13,513,549)	$1,750,007	$0	$52,119,263	$(13,513,549)
Bridge Notes	5,194,358	1,790,891	0	(2,090,749)	747,427	(2,429,202)	3,212,725	(3,356,937)
Common Stock	452,129	0	0	109,644	0	0	561,773	109,644
Warrants	1,023,104	(528,469)	201,558	141,309	0	0	837,502	82,935
Rights to Milestone Payments	3,181,183	0	0	1,876,900	0	0	5,058,083	1,876,900
Subordinated Secured Debt	987,025	0	0	(20,537)	1,562	0	968,050	(20,537)
Senior Secured Debt	764,253	0	0	(108,422)	42,453	(597,309)	100,975	(108,422)
Funds Held in Escrow From Sales of Investments	372,835	2,016	0	0	0	0	374,851	0
Options	38,536	0	0	(36,661)	0	0	1,875	(36,661)
OTC Traded Common Stock	7,707,262	0	(7,698,444)	17,047	0	0	25,865	521,145
Total	$83,603,490	$1,264,438	$(7,496,886)	$(13,625,018)	$2,541,449	$(3,026,511)	$63,260,962	$(14,445,482)

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

The following chart shows the components of change in the financial assets categorized as Level 3 for the nine months ended September 30, 2015.

	Beginning Balance 1/1/2015	Total Realized (Losses) Gains Included in Changes in Net Assets	Transfers		Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 9/30/2015	Amount of Total (Depreciation) Appreciation for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date
Preferred Stock	$70,969,603	$3,351,833	$(231,361)	[1]	$(20,121,000)	$3,684,034	$(5,533,846)	$52,119,263	$(18,211,065)
Bridge Notes	2,163,916	1,790,891	(1,630,121)		653,728	2,663,513	(2,429,202)	3,212,725	(612,460)
Common Stock	535,280	0	(74,379)		100,872	0	0	561,773	100,872
Warrants	2,026,864	(911,957)	0		(525,754)	272,349	(24,000)	837,502	(777,815)
Rights to Milestone Payments	3,193,865	0	0		1,864,218	0	0	5,058,083	1,864,218
Senior Secured Debt	1,203,299	0	0		(394,805)	75,899	(783,418)	100,975	(394,805)
Subordinated Secured Debt	979,450	0	0		(25,563)	14,163	0	968,050	(25,563)
Funds Held in Escrow From Sales of Investments	306,802	(58,923)	126,972	[1]	0	0	0	374,851	0
Options	50,690	0	0		(48,815)	0	0	1,875	(48,815)
OTC Traded Common Stock	7,251,178	0	(8,020,281)		(87,684)	882,652	0	25,865	(87,684)
Total	$88,680,947	$4,171,844	$(9,829,170)		$(18,584,803)	$7,592,610	$(8,770,466)	$63,260,962	$(18,193,117)

[1]	There was a $126,972 transfer from "Preferred Stock" into Funds Held in Escrow From Sales of Investments" owing to the sale of Molecular Imprints, Inc.

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

NOTE 7. DERIVATIVES

At September 30, 2016, and December 31, 2015, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $2,975,353 and $2,900,232 as of September 30, 2016, and December 31, 2015, respectively. At September 30, 2016, and December 31, 2015, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of September 30, 2016, and December 31, 2015. At September 30, 2016, and December 31, 2015, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $467,392 and $461,819 as of September 30, 2016, and December 31, 2015 respectively. These milestone payments are contingent upon certain milestones being achieved in the future. The Company is not subject to master-netting arrangements.

The following tables present the value of derivatives held at September 30, 2016, and the effect of derivatives held during the three months and nine months ended September 30, 2016, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,975,353	—	—
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—
Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$467,392	—	—

Statements of Operations
for the Three Months Ended
September 30, 2016:

Derivatives	Location	Realized Gain (Loss)	(Increase) Decrease in Unrealized Depreciation
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$447,724
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0
Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$1,164

Statements of Operations
for the Nine Months Ended
September 30, 2016:

Derivatives	Location	Realized Gain (Loss)	(Increase) Decrease in Unrealized Depreciation
Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$75,121
Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$0
Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized Gain (Loss)	$0	$5,573

The following tables present the value of derivatives held at December 31, 2015, and the effect of derivatives held during the three months and nine months ended September 30, 2015, along with the respective location in the financial statements.

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

Our accumulated postretirement benefit obligation was re-measured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During the three months and nine months ended September 30, 2016, a total of $52,246 and $156,738, respectively, was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations. All of the amounts reported in the Consolidated Statements of Comprehensive Loss relate to the plan amendment.

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

Stock Option Awards

During the nine months ended September 30, 2016, and the year ended December 31, 2015, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. The Compensation Committee does not plan to grant new stock options to employees.

The stock options outstanding are fully vested and, therefore, fully expensed.

No options were exercised during the nine months ended September 30, 2016, and September 30, 2015. Upon exercise, shares would be issued from our previously authorized but unissued shares.

A summary of the changes in outstanding stock options for the nine months ended September 30, 2016, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2016	1,402,912	$9.85	$6.34	0.70	$0
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited or Expired	(1,205,060)	10.34	6.85	0
Options Outstanding and Exercisable at September 30, 2016	197,852	$6.86	$3.25	1.26	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $1.39 on September 30, 2016, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on September 30, 2016.

Restricted Stock

On June 7, 2016, an additional 12,000 shares of restricted stock were granted to the non-employee members of the Board of Directors.

For the three months and nine months ended September 30, 2016, we recognized $112,950 and $47,027, respectively, of compensation expense related to restricted stock awards. Our compensation expense of $47,027 for the nine months ended September 30, 2016, includes $421,591 of compensation expense, net of a reversal of previously recognized compensation expense of $374,564 owing to pre-vested forfeitures. As of September 30, 2016, there was unrecognized compensation cost of $442,340 related to restricted stock awards. This cost is expected to be recognized over a remaining weighted average period of approximately 10 months.

Non-vested restricted stock awards as of September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	1,062,329	$2.66
Granted	12,000	1.74
Vested based on service	(35,074)	3.31
Shares withheld related to net share settlement of restricted stock	(13,860)	3.37
Forfeited	(283,370)	2.65
Outstanding at September 30, 2016	742,025	$2.61

Non-vested restricted stock awards as of September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	1,165,495	$2.73
Granted	10,000	2.72
Vested based on service	(40,842)	3.39
Shares withheld related to net share settlement of restricted stock	(17,325)	3.37
Forfeited	(3,999)	3.44
Outstanding at September 30, 2015	1,113,329	$2.69

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. During the nine months ended September 30, 2016, 39,600 restricted stock awards vested, of which 25,740 restricted stock awards were net settled by withholding 13,860 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling $22,315 to the appropriate tax authorities. During the nine months ended September 30, 2015, 58,167 restricted stock awards vested, of which 49,500 restricted stock awards were net settled by withholding 17,325 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling $47,644 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 10. INCOME TAXES

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify as a RIC, we must, in general, (1) annually, derive at least 90 percent of our gross income from dividends, interest, gains from the sale of securities and similar sources; (2) quarterly, meet certain investment diversification requirements; and (3) annually, distribute at least 90 percent of our investment company taxable income as a dividend. We may either distribute or retain our net capital gain from investments to the extent they are not offset by capital loss carryforwards, but any net capital gain not distributed will be subject to corporate income tax and the excise tax described below to the extent not offset by the capital loss carryforward. We currently intend to consider designating net capital gains for distribution as "cash dividends," "designated undistributed capital gains" or "deemed dividends" or some combination thereof. We will be subject to a four percent excise tax to the extent we fail to distribute at least 98 percent of our annual net ordinary income and 98.2 percent of our capital gain net income and would be subject to income tax to the extent we fail to distribute 100 percent of our investment company taxable income. As of January 1, 2016, we had capital loss carryforwards of $5,252,546, which we intend to use to offset current year capital gains, if any. During the nine months ended September 30, 2016, we realized net capital losses of $10,139,591.

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

Although we received SEC certifications for 1999 to 2015, there can be no assurance that we will receive such certification for 2016 or subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We also will fail to qualify for favorable RIC tax treatment for a taxable year if we do not satisfy the 90 percent Income Test or Annual Distribution Requirement for such year. In the event we do not satisfy the 90 percent Income Test, the Diversification Tests or the Annual Distribution Requirement for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

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

For the three months ended September 30, 2016, and September 30, 2015, our income tax expense was $50 and $376, respectively, in federal, state and local taxes. For the nine months ended September 30, 2016, and September 30, 2015, our income tax expense was $4,541 and $2,081, respectively, in federal, state and local taxes. At September 30, 2016, and September 30, 2015, we had $0 accrued for federal, state and local taxes payable by the Company.

We pay federal, state and local taxes on behalf of Ventures, which is taxed as a C Corporation. For the three months ended September 30, 2016, and September 30, 2015, our income tax expense for Ventures was $50 and $325, respectively. For the nine months ended September 30, 2016, and September 30, 2015, our income tax (benefit) expense for Ventures was $(615) and $1,125, respectively.

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

The Company's aggregate operating and investment commitments in AgTech amounted to $300,000 and $1,200,000, respectively. During the nine months ended September 30, 2016, $150,000 in capital related to the operating commitment was called. As of September 30, 2016, the Company had remaining unfunded commitments of $150,000 and $1,200,000, or approximately 50 percent and 100 percent, of the total operating and investment commitments, respectively. On October 28, 2016, the remaining $150,000 in capital related to the operating commitment was called. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by AgTech.

On July 21, 2014, the Company made a $216,012 investment in Accelerator IV-New York Corporation ("Accelerator"). This initial investment was part of an overall initial $666,667 operating commitment to Accelerator. Accelerator will be identifying emerging biotechnology companies for the Company to invest in directly. In addition to this operating commitment, the Company had an initial $3,333,333 investment commitment to be invested in the identified portfolio companies over a five-year period. If the Company defaults on these commitments, the other investors may purchase the Company's shares of Accelerator for $0.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment. During the third quarter of 2016, the board of directors of Accelerator voted to modify the operating commitment and investment commitment distributions, which resulted in the Company's operating commitment to be set at $833,333 and investment commitment to be set at $3,166,667. The amendment to the investors agreement that will finalize these allocations is expected to be executed before the end of 2016.

The Company's aggregate operating and investment commitments in Accelerator amounted to $833,333 and $3,166,667, respectively. During the year ended December 31, 2015, $262,215 in capital related to the operating commitment and $1,132,950 in capital related to the investment commitment was called. During the nine months ended September 30, 2016, $103,680 in capital related to the operating commitment and $550,290 in capital related to the investment commitment was called. As of September 30, 2016, the Company had remaining unfunded commitments of $251,426 and $1,483,427, or approximately 30.2 percent and 46.8 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

NOTE 12. SHARE REPURCHASE PROGRAM

On August 6, 2015, our Board of Directors authorized a repurchase of up $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at December 31, 2015. The total dollar amount of shares repurchased in this period was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. This six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period from the proxy mailing date of April 29, 2016. This six-month period expired on October 31, 2016. As of September 30, 2016, no additional repurchases had occurred, leaving a maximum of $2.5 million available for future repurchases. On November 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period from the date of notice to investors, which has yet to be determined.

NOTE 13. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net increases (decreases) in net assets resulting from operations for the nine months ended September 30, 2016, and September 30, 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for decrease in net assets per share resulting from operations	$(6,022,037)	$(16,904,625)	$(13,256,696)	$(22,356,159)
Denominator for basic weighted average shares	30,880,829	31,251,950	30,859,267	31,272,790
Basic net decrease in net assets per share resulting from operations	$(0.20)	$(0.54)	$(0.43)	$(0.71)
Denominator for diluted weighted average shares	30,880,829	31,251,950	30,859,267	31,272,790
Diluted net decrease in net assets per share resulting from operations	$(0.20)	$(0.54)	$(0.43)	$(0.71)
Anti-dilutive shares by type:
Stock Options	197,852	1,402,912	197,852	1,402,912
Restricted Stock[1]	95,025	220,329	95,025	220,329
Total anti-dilutive shares	292,877	1,623,241	292,877	1,623,241

1 A total of 647,000 and 839,000 market-based shares of restricted stock were outstanding during each of the nine months ended September 30, 2016, and September 30, 2015, respectively. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the nine months ended September 30, 2016, and September 30, 2015, the calculation of net decrease in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 14. RELATED PARTY TRANSACTIONS

As a BDC, we provide managerial assistance to our portfolio companies. In certain cases, we earn fees for providing such assistance. During the three months and nine months ended September 30, 2016, we earned fees totaling $315,250 and $685,103, respectively. During the three months and nine months ended September 30, 2015, we earned fees totaling $71,359 and $84,859, respectively.

NOTE 15. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

The following unconsolidated portfolio company is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of September 30, 2016. Accordingly, summarized, comparative financial information is presented below for this unconsolidated significant subsidiary.

Senova Systems, Inc.

The following table shows unaudited summarized financial information for Senova Systems, Inc.

	Nine Months Ended September 30,
	2016	2015
Net revenue	$18,990	$31,500
Net operating loss	(769,504)	(1,103,636)
Loss before taxes	(769,504)	(1,103,636)
Net loss	(840,186)	(1,145,723)

NOTE 16. SUBSEQUENT EVENTS

On October 13, 2016, the Company made a $500,000 follow-on investment in Petra Pharma Corporation, a privately held portfolio company.

On October 14, 2016, the Company made a $47,272 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

On October 19, 2016, Senova Systems, Inc., sold substantially all of its assets to an undisclosed buyer for an up-front payment and potential future milestone payments. Even if all of the milestone payments are received in full, we do not expect to recover our cost basis of approximately $4 million.
On October 28, 2016, the Company made a $150,000 follow-on investment in AgTech Accelerator Corporation, a privately held portfolio company.

During October of 2016, we have sold the remaining 316,335 shares of OpGen, Inc., at an average sale price per share of $1.70 for net proceeds, after commission, of $538,833.
During October of 2016, we have sold an additional 111,618 shares of Champions Oncology, Inc., at an average sale price per share of $1.67 for net proceeds, after commission, of $186,478.
On November 4, 2016, the Company made a $30,000 follow-on investment in Interome, Inc., a privately held portfolio company.

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Share Operating Performance
Net asset value per share, beginning of period	$2.63	$3.34	$2.88	$3.51
Net operating loss*	(0.03)	(0.05)	(0.10)	(0.17)
Net realized (loss) gain on investments*	(0.19)	0.04	(0.33)	0.14
Net decrease (increase) in unrealized depreciation on investments and written call options*(1)	0.02	(0.53)	0.01	(0.67)
Share of loss on equity method investment*(2)	0.00	0.00	(0.01)	(0.01)
Total from investment operations*	(0.20)	(0.54)	(0.43)	(0.71)
Net increase as a result of stock- based compensation expense*(2)	0.01	0.01	0.00	0.02
Net decrease as a result of acquisition of vested restricted stock awards related to employee withholding(2)	0.00	(0.01)	0.00	(0.01)
Total (decrease) increase from capital stock transactions	0.01	0.00	0.00	0.01
Net decrease as a result of other comprehensive income*(2)	0.00	0.00	(0.01)	(0.01)
Net (decrease) in net asset value	(0.19)	(0.54)	(0.44)	(0.71)
Net asset value per share, end of period	$2.44	$2.80	$2.44	$2.80
Stock price per share, end of period	$1.39	$2.14	$1.39	$2.14
Total return based on stock price	(13.66)%	(22.18)%	(36.82)%	(27.46)%
Supplemental Data:
Net assets, end of period	$75,322,949	$86,974,196	$75,322,949	$86,974,196
Ratio of expenses, excluding taxes, to average net assets(3)	1.82%	1.91%	5.36%	5.78%
Ratio of expenses, including taxes, to average net assets(3)	1.82%	1.91%	5.37%	5.79%
Ratio of net operating loss to average net assets(3)	(1.09)%	(1.66)%	(3.74)%	(5.12)%
Average debt outstanding	$5,000,000	$5,000,000	$5,000,000	$3,369,963
Average debt per share	$0.16	$0.16	$0.16	$0.11
Number of shares outstanding, end of period	30,880,829	31,022,866	30,880,829	31,022,866

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Company's unaudited September 30, 2016, Consolidated Financial Statements and the Company's audited 2015 Consolidated Financial Statements and notes thereto.

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

In 1992, we registered as an investment company under the 1940 Act, commencing operations as a closed-end, non-diversified management investment company. In 1995, we elected to become a BDC subject to the provisions of Sections 55 through 65 of the 1940 Act.

Overview

We identify and invest in transformative companies enabled by what we believe is disruptive science. We then provide strategic, operational and management resources, and creative financial solutions to these companies.

We believe we provide four core benefits to our shareholders. First, we provide shareholders with access to disruptive science-enabled companies, particularly ones that are targeting opportunities in the precision health and precision medicine markets that would otherwise be difficult to access or inaccessible for most current and potential shareholders. Second, we have an existing portfolio of companies in exciting markets at varying stages of maturity that provide a potential pipeline of investment returns over time. Third, we provide access for accredited investors to co-invest with us in our portfolio companies when we acquire pre-emptive rights and either lack sufficient capital to fully exercise those rights, or otherwise determine that such investment is not appropriate for us. Fourth, we are able to invest opportunistically in multiple types of securities to take advantage of market inefficiencies.

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

Precision Health and Precision Medicine

We define precision health as a focus on preventative care and well-being at the individual level. It includes medical technologies, digital technologies, genetic and biochemical technologies, and machine learning technologies that permit individuals to take control of their health and well-being at all stages of their lives, especially ahead of the period in their lives when chronic disease becomes more prevalent and even potentially dominant. We define precision medicine as an approach for disease treatment and prevention that takes into account individual variability in genes, environment and lifestyle for each person.

We believe the best way to generate value for our shareholders is to operate these companies as majority-owned subsidiaries or controlled portfolio companies in which we are actively involved and to influence the development of these companies through board representation and management support, in addition to the influence we exert through our equity ownership. This level of control and influence was difficult for us to maintain and exert while making traditional investments owing to our relatively small asset base as compared with other investors. We believe our ability to be a long-term, patient partner that can generate returns on invested capital through dividends, consulting income, fee income and other sources of cash flows in addition to the sale of our securities of our investee companies is a competitive advantage for us and provides flexibility in how we build and invest in companies.

As of September 30, 2016, we had twelve portfolio companies focused on the precision health and precision medicine market. We had controlling positions in four of these twelve companies.

Review of Third Quarter 2016

During the third quarter of 2016, we continued to take steps to position the Company for potential future growth. We believe a number of accomplishments, including those by our portfolio companies during the quarter, have the potential to contribute to this goal. These steps and accomplishments include:

•
We increased our investment income by 132 percent and decreased our net operating loss by 46 percent during the third quarter of 2016 as compared with the third quarter of 2015. We increased our investment income by 97 percent and decreased our net operating loss by 41 percent during the first nine months of 2016 as compared with the first nine months of 2015.

•	A number of our portfolio companies announced financings and/or business milestones during the quarter, including:

◦
D-Wave Systems, Inc., which announced details of its most advanced quantum computing system, featuring a new 2,000 qubit processor. The company made the announcement at its inaugural users group conference in Santa Fe, New Mexico.

◦
D-Wave Systems, Inc., also announced the formation of D-Wave Government Inc., a U.S. subsidiary formed to provide D-Wave’s quantum computer systems to the U.S. government. The company also announced the members of the subsidiary’s independent board, which include prominent executives with extensive experience at U.S. government agencies including the Department of Energy, the Department of Defense, the National Science Board, the Defense Science Board and the Intelligence Community.

◦	HZO, Inc., which announced a collaboration with Rakuten Kobo to protect its latest eReader, the Kobo Aura ONE.

◦
Mersana Therapeutics, Inc., which announced that it has clearance from the FDA to begin a Phase 1 clinical trial for its antibody-drug conjugate therapy for cancer. In conjunction with this clearance, the company received a $20 million milestone payment from Takeda.

The following announcements were made by companies we are building that are focused on the precision health and medicine market.

◦
Interome, Inc., announced that it is a co-organizer of the UnDx Consortium™. This organization brings together five precision medicine technology providers and prominent experts from medical centers and universities across the country to collaborate in an effort to produce new hypotheses for a set of seven patients struggling with undiagnosed diseases. The UnDx Consortium met to explore results of cutting-edge tests analyzing samples from these patients and their families. That meeting is the beginning of what is expected to evolve into an ongoing forum to explore the potential of combining precision medicine technologies to diagnose and treat disease.

◦
Interome, Inc., announced that collaborators and organizers of the UnDx Consortium met again at the 14th annual Future in Review (FiRe) conference in Park City, UT, from September 27-30, 2016. The conversation included a summary of the UnDx Consortium, a discussion of hypotheses resulting from the analysis of data from the Consortium on August 16, 2016, in San Diego, CA, and the proposed next steps for the Consortium.

◦
Muses Labs, Inc., presented data from a pilot study of its MEND Protocol for the treatment of early Alzheimer’s disease at the Alzheimer’s Association International Conference 2016. MEND Protocol is a multi-step cognitive evaluation process that uses advanced data processing technology to first assess which risk factors are present in an individual.

◦
Muses Labs, Inc., and Metabolon, Inc., announced a partnership to study and apply metabolomics in individuals with pre- and early-symptomatic cognitive decline and Alzheimer’s disease. The companies stated that they expect to bring new clinical trial services and updated care protocols to the market.

◦	Metabolon, Inc., announced that it closed a round of financing of $15 million from a new investor, Essex Woodlands.

◦	Metabolon, Inc., announced that it launched its Meta IMDTM test for diagnosis of inherited metabolic disorders.

◦
EchoPixel, Inc., announced that its medical virtual reality system is ready for clinical implementation. The system is being distributed to customers in collaboration with the HP Zvr Interactive Virtual Reality Display and workstation.

◦	EchoPixel, Inc.’s 3D visualization technology was profiled in an article and video by ABC News.

We also faced the following challenges during this quarter:

•	Net asset value per share decreased from $2.88 as of December 31, 2015, to $2.44 as of September 30, 2016.

•	Our price per share decreased from $2.20 as of December 31, 2015, to $1.39 as of September 30, 2016, and $1.25 as of November 8, 2016.

•
We sold 1,093,461 shares of OpGen, Inc., a publicly traded portfolio company, in open market transactions for net proceeds, after commission, of $1,843,175, or an average sale price of $1.69 per share. At September 30, 2016, we held 316,335 shares of OpGen, which we valued at $518,789. We sold the remaining 316,335 shares subsequent to the end of the third quarter of 2016 at an average sale price per share of $1.70 for net proceeds, after commission, of $538,833. Our average cost basis in OpGen was $4.02 per share.

•
We sold 98,465 shares of Champions Oncology, Inc., a publicly traded portfolio company, in open market transactions for net proceeds, after commission, of $164,805, or an average sale price of $1.67 per share. At September 30, 2016, we held 145,075 shares of Champions Oncology, which we valued at $243,726. We sold an additional 111,618 shares subsequent to the end of the third quarter of 2016 at an average sale price per share of $1.67 for net proceeds, after commission, of $186,478. Our average cost basis in Champions Oncology is $6.66 per share.

•
Senova Systems, Inc., sold substantially all of its assets to an undisclosed buyer for an up-front payment and potential future milestone payments. Even if all of the milestone payments are received in full, we do not expect to recover our cost basis of approximately $4 million.

•
The values of public equities, particularly those of microcapitalization companies, are highly volatile. The price per share and market capitalization of Adesto Technologies Corporation decreased in value from $3.28 at June 30, 2016, to $2.22 at September 30, 2016, and closed at $2.05 at November 8, 2016. Champions Oncology, Inc., decreased in value from $2.15 at June 30, 2016, to $1.68 at September 30, 2016, and closed at $1.70 at November 8, 2016. Enumeral Biomedical Holdings, Inc., decreased in value from $0.20 at June 30, 2016, to $0.18 at September 30, 2016, and closed at $0.14 at November 8, 2016. While the price per share and market capitalization of OpGen, Inc., increased in value from $1.52 at June 30, 2016, to $1.64 at September 30, 2016, the price per share of each company's common stock continues to trade significantly below the price per share at the time of each company's initial public listing. Additionally, the stock prices of comparable public market companies that impact the market's valuation of certain of our portfolio companies also decreased during the quarter. Our own stock price has been under considerable pressure from these and other headwinds.

•
Even though the financings of some of our portfolio companies may have occurred at increases in price per share from prior rounds of financing, such increases may not be reflected in full in our values owing to other rights and preferences afforded to investors in those rounds of financing. This challenge, in part, limited the positive potential contribution to our net asset value per share by companies that completed such rounds of financing during the third quarter of 2016.

Portfolio Summary

As of September 30, 2016, we had 23 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or merger and acquisition ("M&A") transactions) and are not in the process of liquidating their assets. These do not include 1) our publicly traded and unrestricted securities of Adesto Technologies Corporation, Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc.; 2) our investment in Nano Terra, Inc., which was originally structured as a non-convertible debt investment; 3) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc.; 4) our portfolio companies, Laser Light Engines, Inc., and Ensemble Therapeutics Corporation, which are in the process of selling, licensing or liquidating their assets and/or have shut down; 5) our portfolio companies, Black Silicon Holdings, Inc., and SynGlyco, Inc., that exist to collect payments from the sale of subsidiaries or assets; and 6) our portfolio company, Senova Systems Inc., which has entered into an acquisition agreement. As of September 30, 2016, we valued these 23 privately held equity-focused companies at $55,614,179. Including the companies referenced above, we valued our total portfolio at $67,996,587 as of September 30, 2016.

Summary of Returns

Since our investment in Otisville in 1983 through September 30, 2016, we have made a total of 113 equity-focused investments. We have completely exited 80 and partially exited 3 of these 113 investments, recognizing aggregate net realized gains of $78,373,306 on invested capital of $152,258,923, or 1.5 times invested capital. For the securities of the 28 privately held, equity-focused companies in our portfolio held at September 30, 2016, we have net unrealized depreciation of $29,056,523 on invested capital of $87,158,193. We have aggregate net realized gains on our exited companies, offset by unrealized depreciation for our 28 privately held, equity-focused investments of $49,316,783 on invested capital of $239,417,116. The above net realized gains do not take into consideration our annual operating expenses over the period from 1983 to September 30, 2016, which expenses are directly or indirectly borne by our shareholders. At September 30, 2016, from first dollar in, the investment weighted average holding period for the 28 privately held equity-focused investments was 9.0 years. Historically, as measured from first dollar in to last dollar out, the investment weighted average holding period for the 80 investments we have fully exited was 6.0 years.

The amount of net realizations includes the following exits during the nine months ended September 30, 2016:

•	Realized gain of $302,324 on our investment in Magic Leap, Inc.

•	Realized loss of $3,418,349 on our investment in Cambrios Technologies Corporation.

•	Realized loss of $1,244,955 on our investment in Ultora, Inc.

•	Realized loss of $2,999,470 on our investment in Bridgelux, Inc.

•	Realized loss of $2,551,242 on our investment in OpGen, Inc.

•	Realized loss of $491,236 on our investment in Champions Oncology, Inc.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Adesto Technologies Corporation, Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc., that we owned as of September 30, 2016. The aggregate net realized gains also do not include potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc., at points in time in the future. If these amounts were included as of September 30, 2016, our aggregate net realized gains and cumulative invested capital from 1983 through September 30, 2016, would be $71,334,732 and $171,754,440, respectively, or 1.4 times invested capital.

Recent and Potential Liquidity Events From Our Portfolio as of September 30, 2016

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. On October 1, 2015, the Company received proceeds of $795,567 upon the achievement of the first milestone associated with this transaction. As of September 30, 2016, we valued the remaining potential milestone payments from the sale of Molecular Imprints at $467,392. On April 20, 2016, the Company received proceeds of $390,492 from the release of a portion of the funds held in escrow following the transaction. We could receive an additional $234,336 from amounts held in escrow as well as up to $938,926 upon the achievement of certain additional milestones. There can be no assurance as to the timing and how much of the remaining amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed to continue development and commercialization of nanoscale patterning in consumer and biomedical applications, and we became a shareholder of the new company.

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

In July 2015, SynGlyco, Inc., negotiated the acceleration and settlement of payments due to it from the sale of its synthesis business to Corden Pharmaceuticals. This acceleration of payments yielded proceeds that paid off in full our senior secured debt investment with a payment to us of $567,500. We received additional repayments for our outstanding secured convertible bridge notes of approximately $750,000 during the first quarter of 2016. Additionally, SynGlyco sold a portion of its intellectual property portfolio to an undisclosed buyer for $75,000. These payments may bring our total cash distributions from this investment to approximately $1.7 million. We invested approximately $8.8 million in SynGlyco beginning with our initial investment in 2007. We valued our securities of the company at $59,150 as of September 30, 2016.

On July 21, 2015, Bridgelux, Inc., signed a definitive agreement to be acquired by an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. This transaction closed on August 1, 2016. On August 5, 2016, the Company received $1,932,229 in cash and 221,938 shares of a new spin-out company, Xenio, Inc. We invested approximately $5 million in Bridgelux beginning with our initial investment in 2005. We valued our securities of Xenio at $184,653 as of September 30, 2016.

On May 18, 2016, the Company agreed to sell its shares of Magic Leap, Inc., to two undisclosed buyers for aggregate gross proceeds of $640,928. The Company received proceeds of $257,347 from the sale of 11,761 shares of Magic Leap on June 28, 2016. On July 5, 2016, the Company received additional proceeds of $383,581 from the sale of our remaining 17,530 shares of Magic Leap.

As of September 30, 2016, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $2,975,353. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $5,384,482. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future.

As of September 30, 2016, we have sold 1,093,461 shares of our position in OpGen, Inc., in open market transactions, for net proceeds, after commission, of $1,843,175 or an average sale price of $1.69 per share. Our average cost basis in OpGen is $4.02 per share. As of September 30, 2016, we have sold 98,465 shares of our position in Champions Oncology, Inc., in open market transactions for net proceeds, after commission, of $164,805 or an average sale price of $1.67 per share. Our average cost basis in Champions Oncology is $6.66 per share.

On October 19, 2016, Senova Systems, Inc., sold substantially all of its assets to an undisclosed buyer for an up-front payment and potential future milestone payments. While we expect to receive a return of some of our invested capital in conjunction with this transaction, even if all of the milestone payments are received in full, we do not expect to recover our cost basis of approximately $4 million.

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

Maturity of Current Equity-Focused Portfolio

Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity events. Our pipeline of investment maturities for the 23 privately held equity-focused companies that have yet to complete liquidity events and 4 publicly traded equity-focused companies in our portfolio that are not in the process of being sold or shut down are shown in the figure below.

* Indicates publicly traded company as of September 30, 2016.
Note: Equity-focused portfolio companies and stage classifications as of September 30, 2016, not including:
1) our rights to milestone payments associated with the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc.;
2) portfolio companies currently in the process of selling, licensing or liquidating their assets and/or have shut down, or exist to collect payments from the sale of subsidiaries or assets, including Ensemble Therapeutics Corporation, Laser Light Engines, Inc., SynGlyco, Inc., Senova Systems, Inc., and Black Silicon Holdings, Inc.; and
3) our investment in Nano Terra, Inc., which was originally structured as a non-convertible debt investment.

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

For the quarter ended September 30, 2016, we categorize our new portfolio companies, Genome Profiling, LLC, and Xenio, Inc., as early-stage companies.

Ownership of Our Portfolio Companies

By studying our portfolio in greater detail, it is evident to us that potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we currently believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of the 23 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or M&A transactions) and are not in the process of liquidating their assets.

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
D-Wave Systems, Inc.**
Mersana Therapeutics, Inc.
Xenio Corp.
Fleet Health Alliance, LLC***
Genome Profiling, LLC***
Muses Labs, Inc.***
Phylagen, Inc.***

*	Denotes a controlled affiliated company.

**
We own voting and non-voting classes of preferred equity of D-Wave Systems, Inc. If the non-voting preferred equity was included in the calculation, our ownership of D-Wave would be in the 2.5-5% range.

***
We own convertible bridge notes in Fleet Health Alliance, LLC, Genome Profiling, LLC, Muses Labs, Inc., and Phylagen, Inc. While these convertible bridge notes have certain rights and preferences, they are not voting securities. We currently expect that these securities will convert into voting equity securities in each company at some future date.

We often invest in multiple rounds of financing over the life of a portfolio company; however, as a company matures, we may decide to reduce our investments in later rounds of financing or decide not to participate in them at all owing primarily to our focus on investing the majority of our capital in companies we control and are in the precision health and precision medicine markets. That said, we believe these maturing companies may be good investment opportunities. We founded H&H Co-Investment Partners, LLC, to provide the opportunity to accredited investors to participate in these later-stage rounds of financing in what we believe to be our most promising portfolio companies.

The price per share at which we invest may or may not change and may or may not increase from round to round. Additionally, we generally purchase preferred stock that is convertible into shares of common stock of the portfolio company. This conversion, if it occurs, generally coincides with a public offering or public listing event, but it may also occur in the event of a recapitalization of the company. This conversion may or may not be on a one share of preferred for one share of common stock basis. The table below shows this investment history and current conversion ratio for our 12 active, privately held portfolio companies in which we have made at least one investment in convertible preferred equity.

Portfolio Company	Price Per Share of Round of Financing	Classes of Equity Owned By H&H	No. of Shares of Each Security Owned by H&H	H&H Ownership on As Converted Basis	Fair Value as of 9/30/16
ABSMaterials, Inc.	$1.0000	Series A Convertible Preferred Stock	390,000	390,000	$240,482
	$1.2073	Series B Convertible Preferred Stock	1,037,751	1,037,751	$852,557
AgBiome, LLC	$1.0000	Series A-1 Convertible Preferred Stock	2,000,000	2,000,000	$5,877,743
	$1.2500	Series A-2 Convertible Preferred Stock	417,392	417,392	$1,273,672
	$3.1148	Series B Convertible Preferred Stock	160,526	160,526	$686,576
D-Wave Systems, Inc.	$0.8753	Series 1 Class B Convertible Preferred Stock	1,144,869	1,144,869	$2,520,573
	$1.0829	Series 1 Class C Convertible Preferred Stock	450,450	450,450	$995,955
	$0.8753	Series 1 Class D Convertible Preferred Stock	855,131	855,131	$1,890,714
	$0.9212	Series 1 Class E Convertible Preferred Stock	269,280	269,280	$603,580
	$0.9212	Series 1 Class F Convertible Preferred Stock	258,721	258,721	$579,913
	$1.9726	Series 1 Class H Convertible Preferred Stock	460,866	460,866	$1,119,022
	$1.0852	Series 2 Class D Convertible Preferred Stock	678,264	678,264	$1,499,657
	$1.2833	Series 2 Class E Convertible Preferred Stock	513,900	513,900	$1,159,038
	$1.2833	Series 2 Class F Convertible Preferred Stock	493,747	493,747	$1,113,585
	$2.6200	Series 1 Class I Convertible Preferred Stock(1)	—	—
EchoPixel, Inc.	$0.2980	Series Seed Convertible Preferred Stock	4,194,630	4,194,630	$920,842
	$0.3386	Series Seed-2 Convertible Preferred Stock	1,476,668	1,476,668	$329,089
HZO, Inc.(2)	$1.6431	Common Stock	405,729	405,729	$378,952
	$2.5188	Series I Convertible Preferred Stock	2,266,894	2,266,894	$3,538,876
	$3.7057	Series II Convertible Preferred Stock	674,638	674,638	$1,568,988
Lodo Therapeutics Corporation	$1.0000	Series A Convertible Preferred Stock	658,190	658,190	$658,993
Mersana Therapeutics, Inc.(3)	$11.0555	Common Stock	350,539	350,539	$717,186
	$1.0763	Series A-1 Convertible Preferred Stock	635,081	635,081	$1,336,199
	$1.0763	Series B-1 Convertible Preferred Stock	339,887	339,887	$731,555
	$2.2557	Series C-1 Convertible Preferred Stock (1)	—	—

Portfolio Company	Price Per Share of Round of Financing	Classes of Equity Owned By H&H	No. of Shares of Each Security Owned by H&H	H&H Ownership on As Converted Basis	Fair Value as of 9/30/16
Metabolon, Inc.	$6.7251	Series B Convertible Preferred Stock	371,739	1,087,608	$2,924,040
	$4.7494	Series B-1 Convertible Preferred Stock	148,696	435,043	$1,169,615
	$1.0000	Series C Convertible Preferred Stock	1,000,000	1,000,000	$2,678,510
	$1.7945	Series D Convertible Preferred Stock	835,882	835,882	$2,272,335
	$2.7565	Series E-1 Convertible Preferred Stock	444,404	444,404	$1,439,068
	$2.9048	Series E-2 Convertible Preferred Stock	103,277	103,277	$312,755
Nanosys, Inc.	$1.8670	Series C Convertible Preferred Stock	803,428	892,432	$128,149
	$2.9500	Series D Convertible Preferred Stock	1,016,950	1,207,487	$436,897
	$1.1450	Series E Convertible Preferred Stock	433,688	433,688	$323,784
	$1.2219	Series F Convertible Preferred Stock(1)	—	—
	$1.1696	Series G Convertible Preferred Stock(1)	—	—
NGX Bio, Inc.	$0.7500	Series Seed Convertible Preferred Stock	666,667	666,667	$514,217
	$1.5152	Series A Convertible Preferred Stock	329,989	329,989	$343,920
ORIG3N, Inc.	$0.4183	Series 1 Convertible Preferred Stock	1,195,315	1,195,315	$1,165,150
	$1.0992	Series A Convertible Preferred Stock	1,364,666	1,364,666	$1,504,222
Petra Pharma Corporation	$1.0000	Series A Convertible Preferred Stock	1,025,050	1,025,050	$1,027,353

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

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of September 30, 2016, we held at least one board seat or observer rights on 18, or 78 percent, of our 23 equity-focused, privately held portfolio companies that are not in the process of being shut down or have not agreed to be acquired as of September 30, 2016.

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2012, to September 30, 2016. We consider a "round led" to be a round where we were the new investor or the leader of a group of investors in an investee company. Typically, but not always, the lead investor negotiates the price and terms of the deal with the investee company.

Investments in Our Equity-Focused Portfolio of Investments
in Privately Held and Publicly Traded Companies

	2012	2013	2014	2015	Nine Months Ended September 30, 2016
Total Incremental Investments	$15,141,941	$18,076,288	$14,276,808	$11,963,021	$6,469,032
No. of New Investments	2	2	3	4	5
No. of Follow-On Investment Rounds	26	37	33	31	17
No. of Rounds Led	3	9	8	8	8
Average Dollar Amount – Initial	$1,407,500	$550,001	$338,677	$395,738	$223,402
Average Dollar Amount – Follow-On	$474,113	$449,359	$401,842	$334,841	$314,825

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of September 30, 2016, and December 31, 2015, our total primary and secondary liquidity was $19,790,530 and $37,053,638, respectively. We do not include funds available and undrawn from our credit facility as primary or secondary liquidity. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash and certain receivables. As of September 30, 2016, we held $13,384,820 in cash and $272,175 in certain receivables. As of December 31, 2015, we held $17,922,630 in cash and $30,427 in certain receivables.

The following proceeds added to our primary liquidity during the nine months ended September 30, 2016:

•	$685,103 in fees for providing managerial assistance to certain portfolio companies;

•	$1,932,229 from the sale of our investment in Bridgelux, Inc.;

•	$750,000 from the repayment of certain bridge notes in SynGlyco, Inc.;

•	$640,928 from the sale of our shares of Magic Leap, Inc.;

•	$390,492 from the release of a portion of the funds held in escrow from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc.;

•	$130,522 from the release of the funds held in escrow from the sale of Molecular Imprints' non-semiconductor business to Magic Leap;

•	$119,242 from the repayment of certain bridge note principal and interest of Black Silicon Holdings, Inc.;

•	$113,950 from the repayment of a bridge note in EchoPixel, Inc.;

•	$1,843,175, net of commissions, from the sale of 1,093,461 shares of our investment in OpGen, Inc., in open market transactions; and

•	$164,805, net of commissions, from the sale of 98,465 shares of our investment in Champions Oncology, Inc., in open market transactions.

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

Our secondary liquidity is comprised of the stock of unrestricted publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of September 30, 2016, our secondary liquidity was $6,133,535. Adesto Technologies Corporation, Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc., account for $3,929,107, $243,726, $1,441,913 and $518,789, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of September 30, 2016. We were subject to a lock-up agreement restricting our ability to trade our securities of OpGen as of June 30, 2016. The lock-up period on our securities of OpGen expired on August 18, 2016. We were subject to lock-up agreements restricting our ability to trade our securities of Enumeral Biomedical and Adesto Technologies, exclusive of the general restriction on the transfer of unregistered securities, as of December 31, 2015. The lock-up period on our 7,966,368 shares and warrants for the purchase of 1,755,120 shares of common stock of Enumeral Biomedical expired on January 31, 2016. The lock-up period on our 1,769,868 shares of common stock of Adesto Technologies expired on April 25, 2016.

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

The borrowing period on our Loan Facility ended on September 30, 2016, so this facility is no longer available to increase our liquidity. As of September 30, 2016, we had $5,000,000 in debt outstanding relating to this Loan Facility.

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

The most pronounced issue for certain of our portfolio companies in terms of execution related to the current business environment is the continued pressure on the price of oil. Our exposure to this market is limited to our investment in Produced Water Absorbents, Inc., which is valued at approximately 1.9 percent of our net assets.

Our ability to generate realized returns through the sale of the securities of our investee companies is impacted by the values of publicly traded companies, particularly microcapitalization companies and the global environment for M&A transactions. The valuations of microcapitalization indices increased during the third quarter of 2016. According to the Dow Jones Venturesource, the IPO market for biotechnology companies improved during the third quarter, but it remains difficult for technology companies to complete such offerings. IPOs overall during the first nine months of 2016 were well behind the pace of IPOs during the past two years. The number of M&A transactions decreased by 12 percent compared with the second quarter of 2016. We believe the current business environment is relatively risk-adverse, which leads to liquid capital being shifted from risky companies, which are often microcapitalization companies, to less risky companies and results in a decrease in the overall value of those companies. Given the uncertainty over future interest rates, the U.S. Presidential election, the oil and gas markets, and the global economy, particularly in China, we expect that the values of microcapitalization companies will be volatile, which may affect our ability to monetize our positions in our publicly traded portfolio companies and the value which is ultimately realized from these investments.

Our short-term income is generated through interest income from convertible and non-convertible debt investments, and fees for providing managerial assistance to our investee companies. We believe the current business environment is supportive for us to be able to continue to generate income from these sources as the majority of such income comes from securities or engagements with companies outside of the oil and gas industries and is associated with companies that we control.

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

Variations in these inputs and assumptions can have a significant impact on fair value. Beginning with the quarter ended June 30, 2016, we increased the estimate of length of time to exit across the portfolio based on an updated analysis of our historical investment-weighted average holding periods. Companies that are valued using market comparables and/or volatilities derived from publicly traded securities are subject to the volatilities within those markets.

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

Public Companies' Trading History

	Price Per Share on November 8, 2016	Q3 2016 Trading Range	H&H Ownership Value in Q3 2016 Trading Range(1)	52 Week Trading Range	H&H Ownership Value in 52 Week Trading Range(1)
Adesto Technologies Corporation	$2.05	$1.98 - $3.98	$3.5 - $7.0 million	$1.98-$8.50	$3.5 - $15.0 million
Champions Oncology, Inc.(2)	$1.70	$1.11 - $2.41	$0.2 - $0.3 million	$1.11-$5.49	$0.2 - $0.8 million
Enumeral Biomedical Holdings, Inc.	$0.14	$0.11 - $0.22	$0.9 - $1.8 million	$0.11-$0.42	$0.9 - $3.3 million
OpGen, Inc.	N/A(3)	$1.36 - $4.65	$0.4 - $1.5 million	$1.02-$4.65	$0.3 - $1.5 million

Total:			$5.0 - $10.6 million		$4.9 - $20.6 million

(1) Calculated based on common shares held as of September 30, 2016.
(2) On August 12, 2015, Champions Oncology effected a 12:1 reverse stock split;
trading range reported on a split-adjusted basis.
(3) We no longer hold shares of common stock of OpGen, Inc., as of October 21, 2016.

In each of the years in the period of 2012 through 2015 and for the nine months ended September 30, 2016, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2012	2013	2014	2015	Nine Months Ended September 30, 2016
Net Asset Value, BOY	$145,698,407	$128,436,774	$122,701,575	$109,654,427	$88,711,671
Gross Write-Downs During Year	$(19,604,046)	$(19,089,816)	$(14,050,501)	$(15,710,180)	$(9,386,105)
Gross Write-Ups During Year	$14,099,904	$10,218,994	$4,587,923	$6,628,025	$10,121,604
Gross Write-Downs as a Percentage of Net Asset Value, BOY	(13.50)%	(14.9)%	(11.5)%	(14.3)%	(10.6)%
Gross Write-Ups as a Percentage of Net Asset Value, BOY	9.7%	8.0%	3.8%	6.0%	11.4%
Net Change as a Percentage of Net Asset Value, BOY	(3.8)%	(6.9)%	(7.7)%	(8.3)%	0.8%

From June 30, 2016, to September 30, 2016, the value of our equity-focused portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., decreased by $7,037,339, from $74,936,174 to $67,898,835.

From June 30, 2016, to September 30, 2016, not including our rights to potential future milestone payments from the sale of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., our equity-focused portfolio companies decreased in value by $7,486,227 from $71,942,317 to $64,456,090.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We also note that our Valuation Committee does not set the value of our unrestricted or registered shares of Enumeral Biomedical Holdings, Inc., which trade publicly over-the-counter, or the value of our unrestricted shares of Adesto Technologies Corporation, Champions Oncology, Inc., or OpGen, Inc., all of which trade on the NASDAQ Capital Market.

Three portfolio companies, HZO, Inc., Adesto Technologies Corporation and Metabolon, Inc., accounted for approximately $6.3 million, or 76 percent, of the gross write-downs of our portfolio companies held for the quarter ended September 30, 2016.

The primary contributing factor for the decrease in value of HZO, Inc., was a change in accounting estimates used to derive value, particularly related to a decrease in the length of time in the future of projected revenues used as an input to value.

The primary contributing factor for the decrease in value of Adesto Technologies Corporation was the decrease in the price per share of the company’s publicly traded stock from $3.28 as of June 30, 2016, to $2.22 as of September 30, 2016.

The primary contributing factor for the decrease in value of Metabolon, Inc., was the terms of a secondary market transaction that is expected to close in the fourth quarter of 2016.

Two portfolio companies, AgBiome, LLC, and TARA Biosystems, Inc., accounted for $2.5 million or 84 percent of the gross write-ups of our portfolio companies held for the quarter ended September 30, 2016.

The primary contributing factor for the increase in the valuation of AgBiome, Inc., was a change in the accounting estimates used to derive value, based primarily on the change in value of publicly traded comparable companies from the date of the last equity round of financing of AgBiome and the valuation date since the last equity round of financing occurred more than one year prior to the valuation date.

The primary contributing factor for the increase in valuation of TARA Biosystems, Inc., was the terms of a new round of financing of the company that is currently expected to close in mid-to-late November 2016.

As of September 30, 2016, our top ten investments by value accounted for approximately 80 percent of the value of our equity-focused portfolio.

Top Ten Equity-Focused Investments by Value

Portfolio Company	Value as of 09/30/2016	Cumulative % of Equity Focused Venture Capital Portfolio
D-Wave Systems, Inc.	$11,498,191	18%
Metabolon, Inc.	$10,796,323	35%
AgBiome, LLC	$7,837,991	47%
HZO, Inc.	$5,755,099	56%
Adesto Technologies Corporation*	$3,929,107	62%
TARA BIosystems, Inc.	$3,223,388	67%
Mersana Therapeutics, Inc.	$2,784,940	71%
ORIG3N, Inc.	$2,669,372	75%
EchoPixel, Inc.	$1,687,431	78%
Enumeral Biomedical Holdings, Inc.*	$1,502,708	80%

* Adesto Technologies and Enumeral Biomedical ranks by value include the value of their Level 1 asset shares.

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the nine months ended September 30, 2016, and September 30, 2015, we did not hold any U.S. government securities.

Three months ended September 30, 2016, as compared with the three months ended September 30, 2015

In the three months ended September 30, 2016, and September 30, 2015, we had net decreases in net assets resulting from operations of $6,022,037 and $16,904,625, respectively.

Investment Income and Expenses:

We had net operating losses of $856,765 and $1,587,808 for the three months ended September 30, 2016, and September 30, 2015, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense, reflected in salaries, benefits and stock-based compensation of $112,950 in 2016 primarily associated with the compensation cost for restricted stock as compared with $185,991 for the same period in 2015. During the three months ended September 30, 2016, and September 30, 2015, total investment income was $566,152 and $244,402, respectively. During the three months ended September 30, 2016, and September 30, 2015, total operating expenses were $1,422,917 and $1,832,210, respectively.

During the three months ended September 30, 2016, as compared with the same period in 2015, investment income increased, reflecting increases in fees for providing managerial assistance to portfolio companies, increases in interest income from convertible bridge notes and non-convertible promissory notes, and increases in interest income from senior secured debt securities, offset by decreases in yield-enhancing fees on debt securities. Our fees for providing managerial assistance to portfolio companies increased for the three months ended September 30, 2016, and include $300,000 earned from Interome, Inc., a newly founded portfolio company that we currently control and manage, pursuant to a consulting agreement between the Company and Interome executed during the first quarter of 2016 and expiring on December 31, 2016. This consulting agreement is currently expected to provide the Company with $900,000, in aggregate, in fees for providing managerial assistance to Interome for 2016. During the three months ended September 30, 2016, and September 30, 2015, we did not hold any U.S. government securities primarily owing to the continued low yields available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expense, were $1,422,917 and $1,832,210 for the three months ended September 30, 2016, and September 30, 2015, respectively. The decrease in operating expenses for the three months ended September 30, 2016, as compared with the three months ended September 30, 2015, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense, rent expense, insurance expense, directors' fees and expenses, and custody fees, offset by increases in professional fees.

Salaries, benefits and stock-based compensation expense decreased by $337,830, or 35.3 percent, for the three months ended September 30, 2016, as compared with September 30, 2015, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease in employee bonus expense of $73,500, and a decrease in compensation cost of $73,041 for restricted stock awards associated with the Stock Plan. At September 30, 2016, we had seven full-time employees and one part-time employee as compared with nine full-time employees and one part-time employee at September 30, 2015. Administration and operations expense decreased by $39,357, or 37.4 percent, for the three months ended September 30, 2016, as compared with September 30, 2015, primarily as a result of decreases in travel-related expenses and net decreases in general office and administration expenses. Rent expense decreased by $8,042, or 9.7 percent, for the three months ended September 30, 2016, as compared with September 30, 2015. Our rent expense of $75,266 for the three months ended September 30, 2016, includes $90,063 of rent paid in cash, net of $14,797 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $90,063 includes $18,046 of real estate tax escalation charges on our corporate headquarters located at1450 Broadway in New York City. Insurance expense decreased by $7,584, or 10.3 percent, for the three months ended September 30, 2016, as compared with September 30, 2015. Directors' fees and expenses decreased by $18,699, or 19.0 percent, for the three months ended September 30, 2016, as compared with September 30, 2015. Custody fees decreased by $5,693, or 36.3 percent, for the three months ended September 30, 2016, as compared with September 30, 2015.

Professional fees increased by $8,276, or 3.0 percent, for the three months ended September 30, 2016, as compared with September 30, 2015, primarily as a result of increases in certain consulting and accounting fees, offset by a decrease in certain legal fees.

Realized Gains and Losses from Investments:

During the three months ended September 30, 2016, we realized net losses on investments of $5,969,189. During the three months ended September 30, 2015, we realized net gains on investments of $1,275,596, respectively.

During the three months ended September 30, 2016, we realized net losses of $5,969,189 consisting primarily of a realized loss of $2,551,242 on the sale of 1,093,461 shares of OpGen, Inc., a realized loss of $491,236 on the sale of 98,465 shares of Champions Oncology, Inc., and a realized loss of $2,926,802 on the sale of our investment in Bridgelux, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the three months ended September 30, 2016, net unrealized depreciation on total investments decreased by $886,939, or 2.2 percent, from accumulated net unrealized depreciation of $40,673,339 at June 30, 2016, to accumulated net unrealized depreciation of $39,786,400 at September 30, 2016. During the three months ended September 30, 2015, net unrealized depreciation on total investments increased by $16,532,025, or 60.8 percent, from accumulated net unrealized depreciation of $27,193,633 at June 30, 2015, to accumulated net unrealized depreciation of $43,725,658 at September 30, 2015.

During the three months ended September 30, 2016, net unrealized depreciation on our portfolio company investments decreased by $886,939, from net unrealized depreciation of $40,673,339 at June 30, 2016, to net unrealized depreciation of $39,786,400 at September 30, 2016, owing to write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up
AgBiome, LLC	$1,639,832
TARA Biosystems, Inc.	828,053
Champions Oncology, Inc.	349,833
ORIG3N, Inc.	68,030
D-Wave Systems, Inc.	52,224
Nano Terra, Inc.	13,168
NGX Bio, Inc.	11,271
Nanosys, Inc.	6,253
SynGlyco, Inc.	5,444
Mersana Therapeutics, Inc.	3,921
Phylagen, Inc.	1,059

The write-ups for the three months ended September 30, 2016, were partially offset by write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down
HZO, Inc.	$3,146,545
Adesto Technologies Corporation	1,876,060
Metabolon, Inc.	1,256,463
EchoPixel, Inc.	536,614
Produced Water Absorbents, Inc.	390,895
ProMuc, Inc.	320,373
Senova Systems, Inc.	251,376
Enumeral Biomedical Holdings, Inc.	150,966
ABSMaterials, Inc.	117,122
Ensemble Therapeutics Corporation	88,043
Petra Pharma Corporation	24,890
Black Silicon Holdings, Inc.	23,271
Lodo Therapeutics Corporation	11,063

In addition to the write-ups listed above, we had a decrease in unrealized depreciation of $2,923,099 on our investment in Bridgelux, Inc., owing to a realized loss on the sale of its securities.

We had a decrease in unrealized depreciation of $2,841,807 on our investment in OpGen, Inc., owing primarily to a realized loss on the partial sale of its securities.

We had a decrease in unrealized depreciation of $447,724 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $1,164 on the rights to milestone payments from Canon, Inc.’s acquisition of Molecular Imprints, Inc.

In addition to the write-downs listed above, we had an increase in unrealized depreciation of $112,262 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

During the three months ended September 30, 2015, net unrealized depreciation on our venture capital investments increased by $16,532,025, from net unrealized depreciation of $27,193,633 at June 30, 2015, to net unrealized depreciation of $43,725,658 at September 30, 2015, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down
Adesto Technologies Corporation	$8,308,722
Enumeral Biomedical Holdings, Inc.	1,953,820
Black Silicon Holdings, Inc.	1,859,236
Produced Water Absorbents, Inc.	1,696,200
Nanosys, Inc.	1,565,039
OpGen, Inc.	1,455,455
Metabolon, Inc.	808,049
Ensemble Therapeutics Corporation	580,720
Cambrios Technologies Corporation	306,121
SynGlyco, Inc.	139,510
Senova Systems, Inc.	66,695
Nano Terra, Inc.	2,517

The write-downs for the three months ended September 30, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up
Bridgelux, Inc.	$297,188
Mersana Therapeutics, Inc.	200,714
AgBiome, LLC	160,485
Champions Oncology, Inc.	122,204
HZO, Inc.	45,925
D-Wave Systems, Inc.	15,943
EchoPixel, Inc.	14,442
NGX Bio, Inc.	7,467
ABSMaterials, Inc.	6,169
Magic Leap, Inc.	4,205
ORIG3N, Inc.	2,192

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

Nine months ended September 30, 2016, as compared with the nine months ended September 30, 2015

In the nine months ended September 30, 2016, and September 30, 2015, we had net decreases in net assets resulting from operations of $13,256,696 and $22,356,159, respectively.

Investment Income and Expenses:

We had net operating losses of $3,066,997 and $5,209,460 for the nine months ended September 30, 2016, and September 30, 2015, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense, net of forfeitures, included in salaries, benefits and stock-based compensation of $47,027 in 2016 primarily associated with the compensation cost for restricted stock as compared with $617,972 for the same period in 2015. During the nine months ended September 30, 2016, and September 30, 2015, total investment income was $1,328,236 and $675,429, respectively. During the nine months ended September 30, 2016, and September 30, 2015, total operating expenses were $4,395,233 and $5,884,889, respectively.

During the nine months ended September 30, 2016, as compared with the same period in 2015, investment income increased, reflecting increases in fees for providing managerial assistance to portfolio companies and increases in interest income from senior secured debt securities, offset by decreases in interest income from convertible bridge notes and non-convertible promissory notes and decreases in yield-enhancing fees on debt securities. Our fees for providing managerial assistance to portfolio companies of $685,103 for the nine months ended September 30, 2016, include $600,000 earned from Interome, Inc., a newly founded portfolio company that we currently control and manage, pursuant to a consulting agreement between the Company and Interome executed during the first quarter of 2016 and expiring on December 31, 2016. This consulting agreement is currently expected to provide the Company with $900,000, in aggregate, in fees for providing managerial assistance to Interome for 2016.

During the nine months ended September 30, 2016, and September 30, 2015, we did not hold any U.S. government securities primarily owing to the decrease in yield available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $4,395,233 and $5,884,889 for the nine months ended September 30, 2016, and September 30, 2015, respectively. The decrease in operating expenses for the nine months ended September 30, 2016, as compared with the nine months ended September 30, 2015, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, administration and operations expense , professional fees, rent expense, insurance expense, directors' fees and expenses, and custody fees, offset by increases in interest and other debt expense.

Salaries, benefits and stock-based compensation expense decreased by $1,172,501, or 38.9 percent, for the nine months ended September 30, 2016, as compared with September 30, 2015, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease in employee bonus expense of $137,500 and a decrease in compensation cost of $570,945 for restricted stock awards associated with the Stock Plan. At September 30, 2016, we had seven full-time employees and one part-time employee as compared with nine full-time employees and one part-time employee at September 30, 2015. Administration and operations expense decreased by $23,039, or 6.8 percent, for the nine months ended September 30, 2016, as compared with September 30, 2015, primarily as a result of decreases in travel-related expenses, offset by increases in general office and administration expenses and costs associated with a portfolio company presentation event. Professional fees decreased by $230,178, or 19.7 percent, for the nine months ended September 30, 2016, as compared with September 30, 2015, primarily as a result of decreases in certain legal, accounting and consulting fees. Rent expense decreased by $29,065, or 13.3 percent, for the nine months ended September 30, 2016, as compared with September 30, 2015. Our rent expense of $189,707 for the nine months ended September 30, 2016, includes $233,719 of rent paid in cash, net of $44,012 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $233,719 includes $18,046 of real estate tax escalation charges on our corporate headquarters located at1450 Broadway in New York City. Insurance expense decreased by $21,806, or 10.1 percent, for the nine months ended September 30, 2016, as compared with September 30, 2015. Directors' fees and expenses decreased by $62,464, or 21.8 percent, for the nine months ended September 30, 2016, as compared with September 30, 2015, primarily owing to less meetings held by the Board of Directors than were held in the comparable period in 2015. Custody fees decreased by $12,619, or 26.7 percent, for the nine months ended September 30, 2016, as compared with September 30, 2015.

Interest and other debt expense increased by $64,305, or 11.5 percent, for the nine months ended September 30, 2016, as compared with September 30, 2015, primarily as a result of utilization fees associated with a drawdown of the Loan Facility.

Realized Gains and Losses from Investments:

During the nine months ended September 30, 2016, we realized net losses on investments of $10,139,591. During the nine months ended September 30, 2015, we realized net gains on investments of $4,224,413.

During the nine months ended September 30, 2016, we realized net losses of $10,139,591 consisting primarily of a realized loss of $3,418,349 on our investment in Cambrios Technologies Corporation, a realized loss of $1,244,955 on our investment in Ultora, Inc., a realized loss of $2,999,470 on our investment in Bridgelux, Inc., a realized loss of $2,551,242 on the sale of 1,093,461 shares of OpGen, Inc., and a realized loss of $491,236 on the sale of 98,465 shares of Champions Oncology, Inc., offset by a realized gain of $302,324 on our investment in Magic Leap, Inc., a realized gain of $196,228 on our escrow payment from the sale of our investment in Molecular Imprints, Inc., to Canon, Inc., and a realized gain of $67,094 on our escrow payment from the sale of our investment in Molecular Imprints, Inc., to Magic Leap, Inc.

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

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the nine months ended September 30, 2016, net unrealized depreciation on total investments decreased by $122,804, or less than one percent, from accumulated net unrealized depreciation of $39,909,204 at December 31, 2015, to accumulated net unrealized depreciation of $39,786,400 at September 30, 2016. During the nine months ended September 30, 2015, net unrealized depreciation on total investments increased by $21,119,183, or 93.4 percent, from accumulated net unrealized depreciation of $22,606,475 at December 31, 2014, to accumulated net unrealized depreciation of $43,725,658 at September 30, 2015.

During the nine months ended September 30, 2016, net unrealized depreciation on our portfolio company investments decreased by $122,804, from net unrealized depreciation of $39,909,204 at December 31, 2015, to net unrealized depreciation of $39,786,400 at September 30, 2016, owing to write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up
D-Wave Systems, Inc.	$4,230,643
AgBiome, LLC	2,347,701
Mersana Therapeutics, Inc.	1,495,379
TARA Biosystems, Inc.	1,098,563
ORIG3N, Inc.	342,471
ABSMaterials, Inc.	109,417
Phylagen, Inc.	90,884
Nano Terra, Inc.	35,563
Black Silicon Holdings, Inc.	25,553
Petra Pharma Corporation	7,598
Lodo Therapeutics Corporation	1,422

The write-ups for the nine months ended September 30, 2016, were partially offset by write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down
Adesto Technologies Corporation	$9,716,575
Metabolon, Inc.	2,825,521
HZO, Inc.	1,627,577
Senova Systems, Inc.	1,490,560
Produced Water Absorbents, Inc.	1,179,641
Ensemble Therapeutics Corporation	909,292
EchoPixel, Inc.	489,661
Enumeral Biomedical Holdings, Inc.	416,300
ProMuc, Inc.	320,373
Nanosys, Inc.	289,984
NGX Bio, Inc.	141,239
SynGlyco, Inc.	112,257
Champions Oncology, Inc.	55,496

In addition to the write-ups listed above, we had a decrease in unrealized depreciation of $3,418,349 on our investment in Cambrios Technologies Corporation owing to a realized loss on the write-off of its securities.

We had a decrease in unrealized depreciation of $2,577,469 on our investment in Bridgelux, Inc., owing to a realized loss on the sale of its securities.

We had a decrease in unrealized depreciation of $2,264,599 on our investment in OpGen, Inc., owing primarily to a realized loss on the partial sale of its securities.

We had a decrease in unrealized depreciation of $1,244,955 on our investment in Ultora, Inc., owing to a realized loss on the write-off of its securities.

We had a decrease in unrealized depreciation of $336,410 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

We had an decrease in unrealized depreciation of $75,121 on the rights to milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc.

We had a decrease in unrealized depreciation of $5,573 on the rights to milestone payments from Canon, Inc.s acquisition of Molecular Imprints, Inc.

In addition to the write-downs listed above, we had an increase in unrealized depreciation of $10,390 on our investment in Magic Leap, Inc., owing to a realized gain on the sale of its securities.

During the nine months ended September 30, 2015, net unrealized depreciation on our venture capital investments increased by $21,119,183, from net unrealized depreciation of $22,606,475 at December 31, 2014, to net unrealized depreciation of $43,725,658 at September 30, 2015, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down
Adesto Technologies Corporation	$7,473,744
Produced Water Absorbents, Inc.	6,079,455
Enumeral Biomedical Corp.	4,939,054
Nanosys, Inc.	3,039,996
Metabolon, Inc.	972,162
Bridgelux, Inc.	751,346
Ensemble Therapeutics Corporation	679,948
HZO, Inc.	414,288
Cambrios Technologies Corporation	281,101
Magic Leap, Inc.	14,927
Ultora, Inc.	7,525
Nano Terra, Inc.	2,663

The write-downs for the nine months ended September 30, 2015, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up
AgBiome, LLC	$2,016,636
OpGen, Inc.	927,975
Black Silicon Holdings, Inc.	521,649
Champions Oncology, Inc.	336,607
NGX Bio, Inc.	279,008
Mersana Therapeutics, Inc.	230,422
Accelerator IV - New York Corporation	164,385
SynGlyco, Inc.	98,700
Senova Systems, Inc.	52,135
D-Wave Systems, Inc.	41,182
EchoPixel, Inc.	36,329
ABSMaterials, Inc.	7,245
ORIG3N, Inc.	5,938

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

Financial Condition

September 30, 2016

At September 30, 2016, our total assets and net assets were $82,422,674 and $75,322,949, respectively. At December 31, 2015, our total assets and net assets were $96,461,286 and $88,711,671, respectively.

At September 30, 2016, our net asset value per share was $2.44, as compared with $2.88 at December 31, 2015. At September 30, 2016, and December 31, 2015, our shares outstanding were $30,880,829 and 30,845,754, respectively.

Significant developments in the nine months ended September 30, 2016, included a decrease in the holdings of our portfolio company investments of $9,156,317 and a decrease in our cash of $4,537,810. The decrease in our portfolio company investments from $77,152,904 at December 31, 2015, to $67,996,587 at September 30, 2016, resulted primarily from a decrease in the net value of our portfolio company investments held of $15,625,349, offset by new and follow-on investments of $6,469,032. The decrease in our cash from $17,922,630 at December 31, 2015, to $13,384,820 at September 30, 2016, is primarily owing to new and follow-on portfolio company investments totaling $6,469,032 and the payment of cash for operating expenses of $4,453,661, offset by proceeds of $1,932,229 from the sale of our investment in Bridgelux, Inc., proceeds of $1,843,175 from the sale of certain of our shares of OpGen, Inc., proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., proceeds of $685,103 in fees for providing managerial assistance to certain portfolio companies, proceeds of $640,928 from the sale of our shares of Magic Leap, Inc., proceeds of $390,492 from the release of a portion of the funds held in escrow from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., proceeds of $164,805 from the sale of certain of our shares of Champions Oncology, Inc., proceeds of $130,522 from the release of the funds held in escrow from the sale of Molecular Imprints' non-semiconductor business to Magic Leap, proceeds of $119,242 from the repayment of certain bridge note principal and interest of Black Silicon Holdings, Inc., and proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc.

The following table is a summary of additions to our portfolio of investments made during the nine months ended September 30, 2016:

New Investments	Amount of Investment
Interome, Inc.	$300,010
Genome Profiling, LLC	230,000
Fleet Health Alliance, LLC	225,000
Muses Labs, Inc.	212,000
AgTech Accelerator Corporation	150,000

Follow-On Investments	Amount of Investment
Produced Water Absorbents, Inc.	$875,000
ORIG3N, Inc.	750,000
Lodo Therapeutics Corporation	550,290
EchoPixel, Inc.	500,000
NGX Bio, Inc.	500,000
EchoPixel, Inc.	350,000
Interome, Inc.	350,000
Interome, Inc.	300,000
Interome, Inc.	50,000
Mersana Therapeutics, Inc.	261,300
HZO, Inc.	250,000
Senova Systems, Inc.	250,000
Produced Water Absorbents, Inc.	125,000
Accelerator IV-New York Corporation	103,680
ABSMaterials, Inc.	100,000
Senova Systems, Inc.	21,250
Senova Systems, Inc.	15,500
NGX Bio, Inc.	2
Total	$6,469,032

The following table summarizes the value of our portfolio company investments as compared with their cost at September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Portfolio company investments, at cost	$107,782,987	$117,062,108
Net unrealized (depreciation)	(39,786,400)	(39,909,204)
Portfolio company investments, at value	$67,996,587	$77,152,904

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2016, was $4,514,057, primarily reflecting the purchase of portfolio company investments of $6,469,032 and the payment of operating expenses of $4,453,661, offset by proceeds from the sale of investments and repayment of principal of $6,085,343.

Net cash used in investing activities for the three months ended September 30, 2016, was $1,438.

Net cash used in financing activities for the three months ended September 30, 2016, was $22,315.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings and fees from providing managerial assistance. We believe the increase or decrease in the value of our portfolio company investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of September 30, 2016, and December 31, 2015, we had no investments in money market mutual funds.

The draw period for our Loan Facility ended on September, 30, 2016. As of September 30, 2016, we had $5,000,000 in debt outstanding. We have not issued any debt securities, and, therefore, are not subject to credit agency downgrades.

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

At September 30, 2016, and December 31, 2015, our total primary liquidity was $13,656,995 and $17,953,057, respectively. Our primary liquidity is principally comprised of our cash and certain receivables. The decrease in our primary liquidity from December 31, 2015, to September 30, 2016, is primarily owing to new and follow-on portfolio company investments totaling $6,469,032 and the payment of cash for operating expenses of $4,453,661, offset by proceeds of $1,932,229 from the sale of our investment in Bridgelux, Inc., proceeds of $1,843,175 from the sale of certain of our shares of OpGen, Inc., proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., proceeds of $685,103 in fees for providing managerial assistance to certain portfolio companies, proceeds of $640,928 from the sale of our shares of Magic Leap, Inc., proceeds of $390,492 from the release of a portion of the funds held in escrow from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., proceeds of $164,805 from the sale of certain of our shares of Champions Oncology, Inc., proceeds of $130,522 from the release of the funds held in escrow from the sale of Molecular Imprints' non-semiconductor business to Magic Leap, proceeds of $119,242 from the repayment of certain bridge note principal and interest of Black Silicon Holdings, Inc., and proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc.

At September 30, 2016, and December 31, 2015, our secondary liquidity was $6,133,535and $19,100,581, respectively. Our secondary liquidity consists of our publicly traded securities and does not include the value of warrants we hold in Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of September 30, 2016, our publicly traded securities are not restricted from sale.

As of September 30, 2016, we had $5,000,000 in debt outstanding.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of September 30, 2016, our net asset value per share was $2.44 per share and our closing market price was $1.39 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

Borrowings

On September 30, 2013, the Company entered into the Loan Facility that may be used by the Company to fund investments in portfolio companies. The draw period for the Loan Facility ended on September, 30, 2016. The Loan Facility, among other things, matures on September 30, 2017, and bears interest at 10 percent per annum in cash. The Company has the option to have interest accrue at a rate of 13.5 percent per annum if the Company decides not to pay interest in cash monthly. The Company currently plans to pay interest in cash if and when any borrowings are outstanding. The Loan Facility also requires payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Interest and fee payments under the Loan Facility are made quarterly in arrears. The Company may prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions are met, including payment of required prepayment or termination fees. The Loan Facility is secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contains certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities).

At September 30, 2016, and December 31, 2015, the Company had $5,000,000 in debt outstanding. The remaining capacity under the Loan Facility was $0 at September 30, 2016.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Multi-Draw Loan Facility(1)	$5,506,944	$5,506,944	$0	$0	$0
Operating leases	978,964	293,082	608,328	77,554	0
Total	$6,485,908	$5,800,026	$608,328	$77,554	$0

(1)	As of September 30, 2016, we had $0 of unused borrowing capacity under our Loan Facility.
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

The Company's aggregate operating and investment commitments in AgTech amounted to $300,000 and $1,200,000, respectively. During the nine months ended September 30, 2016, $150,000 in capital related to the operating commitment was called. As of September 30, 2016, the Company had remaining unfunded commitments of $150,000 and $1,200,000, or approximately 50 percent and 100 percent, of the total operating and investment commitments, respectively. On October 28, 2016, the remaining $150,000 in capital related to the operating commitment was called. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by AgTech.

On July 21, 2014, the Company made a $216,012 investment in Accelerator IV-New York Corporation ("Accelerator"). This initial investment was part of an overall $666,667 operating commitment to Accelerator. Accelerator will be identifying emerging biotechnology companies for the Company to invest in directly. In addition to this operating commitment, the Company has a $3,333,333 investment commitment to be invested in the identified portfolio companies over a five-year period. If the Company defaults on these commitments, the other investors may purchase the Company's shares of Accelerator for $0.001 per share. In the event of default, the Company would still be required to contribute the remaining operating commitment. During the third quarter of 2016, the board of directors of Accelerator voted to modify the operating commitment and investment commitment distributions, which resulted in the Company's operating commitment to be set at $833,333 and investment commitment to be set at $3,166,667. The amendment to the investors agreement that will finalize these allocations is expected to be executed before the end of 2016.

The Company's aggregate operating and investment commitments in Accelerator amounted to $833,333 and $3,166,667, respectively. During the year ended December 31, 2015, $262,215 in capital related to the operating commitment and $1,132,950 in capital related to the investment commitment was called. During the nine months ended September 30, 2016, $103,680 in capital related to the operating commitment and $550,290 in capital related to the investment commitment was called. As of September 30, 2016, the Company had remaining unfunded commitments of $251,426 and $1,483,427, or approximately 30.2 percent and 46.8 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of September 30, 2016, our financial statements include investments fair valued at $61,611,808, and two investments valued under the equity method at $251,244. The fair values were determined in good faith by, or under the direction of, the Board of Directors. As of September 30, 2016, approximately 82 percent of our net assets represent investments in portfolio companies valued by the Board of Directors.

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

Historically, difficult funding environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of September 30, 2016.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of September 30, 2016, approximately 90 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

Recent Developments - Portfolio Companies

On October 13, 2016, the Company made a $500,000 follow-on investment in Petra Pharma Corporation, a privately held portfolio company.

On October 14, 2016, the Company made a $47,272 follow-on investment in Senova Systems, Inc., a privately held portfolio company.

On October 19, 2016, Senova Systems, Inc., sold substantially all of its assets to an undisclosed buyer for an up-front payment and potential future milestone payments. Even if all of the milestone payments are received in full, we do not expect to recover our cost basis of approximately $4 million.
On October 28, 2016, the Company made a $150,000 follow-on investment in AgTech Accelerator Corporation, a privately held portfolio company.

During October of 2016, we have sold the remaining 316,335 shares of OpGen, Inc., at an average sale price per share of $1.70 for net proceeds, after commission, of $538,833.
During October of 2016, we have sold an additional 111,618 shares of Champions Oncology, Inc., at an average sale price per share of $1.67 for net proceeds, after commission, of $186,478.

On November 4, 2016, the Company made a $30,000 follow-on investment in Interome, Inc., a privately held portfolio company.

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

Because there is typically no public market for our interests in the privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by our Board of Directors with the assistance of our Valuation Committee, comprised of the independent members of our Board of Directors, in accordance with our Valuation Procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a consistent basis for determining fair value of the portfolio investments. Factors that may be considered include, but are not limited to, readily available public market quotations; the cost of the Company’s investment; transactions in the portfolio company’s securities or unconditional firm offers by responsible parties; the financial condition and operating results of the company; the long-term potential of the business and technology of the company; the estimated time to exit our investment; the values and volatilities of similar securities issued by companies in similar businesses; multiples to revenues, net income or EBITDA that similar securities issued by companies in similar businesses receive; the proportion of the company’s securities we own and the nature of any rights to require the company to register restricted securities under the applicable securities laws; management's assessment of non-performance risk; the achievement of milestones; and the rights and preferences of the class of securities we own as compared with other classes of securities the portfolio has issued.

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

Investments in privately held, early-stage companies are inherently more volatile than investments in more mid- to late-stage companies.  Such early-stage companies are easily affected by both internal and external forces.  Our investee companies may lose much or all of their value in response to an internal or external adverse event.  Conversely, these early-stage companies may gain in value in response to an internal or external positive development.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our borrowings under our Loan Facility bear interest at a fixed rate of 10 percent per annum, and, therefore, changes in interest rate benchmarks, such as LIBOR, will not affect the interest rate risk on our Loan Facility.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $468,534 at September 30, 2016.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2016, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We, and our consolidated subsidiaries, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. We do not believe the outcome of these legal proceedings will have a material effect upon our business, financial condition or results of operations.

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

As of September 30, 2016, we believe that the following updates should be considered to the risk factors previously disclosed in response to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Approximately 55.7 percent of the net asset value attributable to our equity-focused portfolio company investments, or 47.6 percent of our net asset value, as of September 30, 2016, is concentrated in D-Wave Systems, Inc., Metabolon, Inc., AgBiome, LLC, and HZO, Inc.

At September 30, 2016, we valued our investment in D-Wave Systems, Inc., which had a historical cost to us of $5,689,311, at $11,498,191, our investment in Metabolon, Inc., which had a historical cost to us of $7,231,212, at $10,796,323, our investment in AgBiome, LLC, which had a historical cost to us of $3,021,746, at $7,837,991, and our investment in HZO, Inc., which had a historical cost to us of $9,132,398, at $5,755,099, which collectively represent 55.7 percent of the net asset value attributable to our equity-focused portfolio company investments, excluding our rights to potential future milestone payments from the sale of BioVex Group, Inc., to Amgen, Inc., or 47.6 percent of our net asset value.

Any downturn in the business outlook and/or substantial changes in the funding requirements of D-Wave Systems, Inc., Metabolon, Inc., AgBiome, LLC, and HZO, Inc., could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the nine months ended September 30, 2016.

Issuer Purchases of Equity Securities

On August 6, 2015, our Board of Directors authorized a repurchase of up to $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at December 31, 2015. The total dollar amount of shares repurchased in this period was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. This six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period from the proxy mailing date of April 29, 2016. This six-month period expired on October 31, 2016. As of September 30, 2016, no additional repurchases had occurred, leaving a maximum of $2.5 million available for future repurchases. On November 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period from the date of notice to investors, which has yet to be determined.

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

Harris & Harris Group, Inc.

/s/	Douglas W. Jamison
By:	Douglas W. Jamison
Chief Executive Officer

/s/	Daniel B. Wolfe
By:	Daniel B. Wolfe
Chief Financial Officer

Date: November 8, 2016

EXHIBIT INDEX

Exhibit No.	Description
31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14
HARRIS & HARRIS GROUP, INC.
INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer	Title of Issue or Nature of Indebtedness (A)	Amount of Dividends or Interest Credited to Income (B)	Value as of 12/31/15	Gross Additions (C)	Gross Reductions (D)	Value as of 9/30/16

MAJORITY OWNED CONTROLLED INVESTMENTS:
Black Silicon Holdings, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0
	Series A-1 Convertible Preferred Stock	0	0	0	0	0
	Series A-2 Convertible Preferred Stock	0	0	0	0	0
	Series B-1 Convertible Preferred Stock	0	0	0	0	0
	Series C Convertible Preferred Stock	0	0	0	0	0
	Secured Convertible Bridge Notes	77,767	316,613	0	(15,923)	300,690
Interome, Inc.	Common Stock	$0	$0	$10	$0	$10
	Secured Convertible Bridge Note	30,017	0	1,000,000	0	1,000,000
NGX Bio, Inc.	Series Seed Convertible Preferred Stock	$0	$446,878	$67,339	$0	$514,217
	Series A Convertible Preferred Stock	0	403,538	0	(59,618)	343,920
	Unsecured Convertible Bridge Note	14,630	0	514,630	0	514,630
	Warrants for Series Seed Preferred Stock	0	148,958	0	(148,958)	0
ProMuc, Inc.	Common Stock	$0	$1	$0	$0	$1
	Secured Convertible Bridge Note	34,832	650,915	0	(285,541)	365,374
SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0
	Series A' Convertible Preferred Stock	0	100,343	0	(100,343)	0
	Secured Convertible Bridge Notes	12,963	808,101	0	(748,951)	59,150
TARA Biosystems, Inc.	Common Stock	$0	$20	$921,627	$0	$921,647
	Secured Convertible Bridge Notes	101,388	2,023,419	278,322	0	2,301,741
Total Majority Owned Controlled Investments		$271,597	$4,898,786	$2,781,928	$(1,359,334)	$6,321,380

i

Name of Issuer	Title of Issue or Nature of Indebtedness (A)	Amount of Dividends or Interest Credited to Income (B)	Value as of 12/31/15	Gross Additions (C)	Gross Reductions (D)	Value as of 9/30/16
OTHER CONTROLLED INVESTMENTS:
Senova Systems, Inc. (E)	Series B Convertible Preferred Stock	$0	$284,938	$0	$(284,938)	$0
	Series B-1 Convertible Preferred Stock	0	659,411	0	(659,411)	0
	Series C Convertible Preferred Stock	0	1,127,419	0	(506,231)	621,188
	Warrants for Series B Preferred Stock	0	39,980	0	(39,980)	0
	Secured Convertible Bridge Note	18,104	0	304,853	0	304,853
Total Other Controlled Investments		$18,104	$2,111,748	$304,853	$(1,490,560)	$926,041
Total Controlled Investments		$289,701	$7,010,534	$3,086,781	$(2,849,894)	$7,247,421

AFFILIATED INVESTMENTS:
ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$160,303	$80,179	$0	$240,482
	Series B Convertible Preferred Stock	0	823,319	29,238	0	852,557
	Secured Convertible Bridge Note	5,589	0	105,589	0	105,589
AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$4,022,722	$1,855,021	$0	$5,877,743
	Series A-2 Convertible Preferred Stock	0	891,588	382,084	0	1,273,672
	Series B Convertible Preferred Stock	0	575,979	110,597	0	686,576
D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,485,943	$1,034,630	$0	$2,520,573
	Series 1 Class C Convertible Preferred Stock	0	588,844	407,111	0	995,955
	Series 1 Class D Convertible Preferred Stock	0	1,117,858	772,856	0	1,890,714
	Series 1 Class E Convertible Preferred Stock	0	368,385	235,195	0	603,580
	Series 1 Class F Convertible Preferred Stock	0	353,940	225,973	0	579,913
	Series 1 Class H Convertible Preferred Stock	0	732,972	386,050	0	1,119,022
	Series 2 Class D Convertible Preferred Stock	0	886,651	613,006	0	1,499,657
	Series 2 Class E Convertible Preferred Stock	0	711,876	447,162	0	1,159,038
	Series 2 Class F Convertible Preferred Stock	0	683,959	429,626	0	1,113,585
	Warrants for Common Stock	0	710	15,444	0	16,154

Name of Issuer	Title of Issue or Nature of Indebtedness (A)	Amount of Dividends or Interest Credited to Income (B)	Value as of 12/31/15	Gross Additions (C)	Gross Reductions (D)	Value as of 9/30/16

EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$1,327,092	$0	$(406,250)	$920,842
	Series Seed-2 Convertible Preferred Stock	0	0	329,089	0	329,089
	Convertible Bridge Note	525	113,425	324,075	0	437,500
Ensemble Therapeutics Corporation	Series B Convertible Preferred Stock	$0	$662,607	$0	$(662,607)	$0
	Series B-1 Convertible Preferred Stock	0	1,448,295	0	(246,685)	1,201,610
Genome Profiling, LLC	Convertible Bridge Note	$2,964	$0	$230,000	$0	$230,000
HZO, Inc.	Common Stock	$0	$329,802	$49,150	$0	$378,952
	Series I Convertible Preferred Stock	0	4,281,820	0	(742,944)	3,538,876
	Series II Convertible Preferred Stock	0	2,515,164	0	(946,176)	1,568,988
	Convertible Bridge Note	5,890	0	255,890	(255,890)	0
	Series II-A Convertible Preferred Stock	0	0	245,009	0	245,009
	Warrants for Series II-A Convertible Preferred Stock	0	0	23,274	0	23,274
Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0
	Series B Convertible Preferred Stock	0	0	0	0	0
	Convertible Bridge Notes(E)	0	0	0	0	0
Lodo Therapeutics Corporation	Series A Convertible Preferred Stock	$0	$107,281	$551,712	$0	$658,993
Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$3,699,120	$0	$(775,080)	$2,924,040
	Series B-1 Convertible Preferred Stock	0	1,479,647	0	(310,032)	1,169,615
	Series C Convertible Preferred Stock	0	3,388,907	0	(710,397)	2,678,510
	Series D Convertible Preferred Stock	0	2,887,617	0	(615,282)	2,272,335
	Series E-1 Convertible Preferred Stock	0	1,776,987	0	(337,919)	1,439,068
	Series E-2 Convertible Preferred Stock	0	389,566	0	(76,811)	312,755

Name of Issuer	Title of Issue or Nature of Indebtedness (A)	Amount of Dividends or Interest Credited to Income (B)	Value as of 12/31/15	Gross Additions (C)	Gross Reductions (D)	Value as of 9/30/16
ORIG3N, Inc.	Series 1 Convertible Preferred Stock	$0	$826,563	$338,587	$0	$1,165,150
	Series A Convertible Preferred Stock	0	750,338	753,884	0	1,504,222
Petra Pharma Corporation	Series A Convertible Preferred Stock	$0	$1,019,755	$7,598	$0	$1,027,353
Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$77,549	$0	$(77,549)	$0
	Series B Convertible Preferred Stock	0	214,302	0	(214,302)	0
	Series B-2 Convertible Preferred Stock	0	154,718	0	(154,718)	0
	Series B-3 Convertible Preferred Stock	0	140,109	0	(140,109)	0
	Series C Convertible Preferred Stock	0	75,581	0	(75,581)	0
	Series D Convertible Preferred Stock	0	133,330	0	(133,330)	0
	Warrants for Series B-2 Convertible Preferred Stock	0	174	0	(174)	0
	Subordinated Secured Non- Convertible Debt	39,699	560,538	0	(560,538)	0
	Secured Convertible Bridge Note	23,630	143,926	0	(143,926)	0
	Common Stock	0	0	0	0	0
	Senior Secured Debt	260,679	0	1,424,750	0	1,424,750
Total Affiliated Private Investments		$338,976	$41,909,262	$11,662,779	$(7,586,300)	$45,985,741

PUBLICLY TRADED AFFILIATED INVESTMENTS:
Adesto Technologies Corporation	Common Stock	$0	$13,645,682	$0	$(9,716,575)	$3,929,107
Enumeral Biomedical Holdings, Inc.	Common Stock	$0	$1,831,468	$0	$(389,555)	$1,441,913
	Warrants for Common Stock	0	87,486	0	(26,691)	60,795
	Options to Purchase Common Stock	0	54	0	(54)	0

Total Non- Controlled Affiliated Public Investments		$0	$15,564,690	$0	$(10,132,875)	$5,431,815
Total Non- Controlled Affiliated Investments		$338,976	$57,473,952	$11,662,779	$(17,719,175)	$51,417,556

Name of Issuer	Title of Issue or Nature of Indebtedness (A)	Amount of Dividends or Interest Credited to Income (B)	Value as of 12/31/15	Gross Additions (C)	Gross Reductions (D)	Value as of 9/30/16
EQUITY METHOD INVESTMENTS:
Accelerator IV-New York Corporation	Series A Common Stock	$0	$165,936	$20,800	$0	$186,736
AgTech Accelerator Corporation	Common Stock	$0	$0	$64,508	$0	$64,508
Total Equity Method Investment		$0	$165,936	$85,308	$0	$251,244

(A)
Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of September 30, 2016, and December 31, 2015.

(B)
Represents the total amount of interest or dividends and yield-enhancing fees on debt securities credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate. Amounts credited to preferred or common stock represent accrued bridge note interest related to conversions that occurred during the first nine months of 2016.

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

(E)	We own 25 percent of Senova Systems, Inc., but we do not have significant representation on its board of directors.

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