Form 10-K
period 2016-12-31
HARRIS & HARRIS GROUP INC /NY/
filed 2017-03-15
CIK 893739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes    ☑ No

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 30, 2016 was $48,382,880 based on the last sale price as quoted by the Nasdaq Global Market on such date (only officers and directors are considered affiliates for this calculation).

As of March 15, 2017, the registrant had 30,904,209 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE	INCORPORATED AT

Harris & Harris Group, Inc. Proxy Statement for the	Part III, Items 10, 11,
2017 Annual Meeting of Shareholders	12, 13 and 14

PART I

Item 1.         Business.

Harris & Harris Group, Inc.® (the "Company," "us," "our," and "we"), is an internally managed investment company. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, (the "1940 Act"). For tax purposes, we have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). However, as is discussed in detail in Note 10 to our Consolidated Financial Statements, we did not qualify as a RIC in 2016, but we had no taxable income. We were incorporated under the laws of the state of New York in August 1981. We are overseen by our Board of Directors and managed by our officers and have no external investment adviser.

Historically, our investment objective has been to achieve long-term capital appreciation investing in venture capital investments. Our focus was making investments in transformative companies enabled by what we believed was disruptive science. More recently, we have focused our investments on transformative companies in precision health and medicine. We then provided strategic, operational and management resources, and creative financial solutions to these companies. While we will continue to provide such resources to our existing portfolio companies, including our precision health and medicine companies, our investment objective on future new investments will be focused on generating capital appreciation and current income from investments in what we believe are deeply undervalued, small publicly traded companies where we believe we can positively impact the business and valuation through constructive activism.

We believe we combine new perspectives with the historical knowledge and experience of managing the current portfolio. We believe these complementary sets of experiences and skills in investment management and in working with management teams to build businesses can be a foundation for future growth. We believe we will be able to generate income and grow net asset value per share for shareholders over shorter, more predictable timeframes than we have experienced historically.

While there are multiple fund managers that invest in smaller publicly traded companies, we believe that these managers are often not able to engage or interested in engaging with such companies on an active basis. We believe our expertise and focus on constructive activism could be an attractive complement to other investors in the space. Our new simplified structure and focus could lead to partnerships or other opportunities. We believe that the universe of potential partners on this strategy is substantially larger than those focused on privately held investments. We believe we will be in a strong position to seek these strategic partnership opportunities with the current and future assets of our company.

We believe we provide four core benefits to our shareholders. First, our go-forward investment strategy offers investors the opportunity to leverage our experience, extensive diligence and active portfolio management of what we believe are significantly undervalued publicly traded companies that may be difficult to replicate on an individual basis. Second, we provide shareholders with access to an existing privately held portfolio of disruptive companies that we believe may yield significant returns on invested capital in the future. Third, we provide access for accredited investors to co-invest with us in our portfolio companies when we acquire pre-emptive rights and either lack sufficient capital to fully exercise those rights, or otherwise determine that such investment is not appropriate for us. Fourth, we are able to invest opportunistically in multiple types of securities to take advantage of market inefficiencies.

Proposals to Withdraw Election to be Treated as a BDC and Change of Corporate Name

We recently filed a definitive proxy statement proposing that the Company obtain shareholder approval to withdraw our election to be treated as a BDC and to change our name from Harris & Harris Group, Inc., to 180 Degree Capital Corp. ("180"). Concurrent with the withdrawal of the election, we would immediately register as a closed-end investment company (hereinafter, a "Registered Closed-End Fund"). As a Registered Closed-End Fund, we would remain subject to many of the same provisions of the 1940 Act that we are subject to as a BDC. We are proposing to convert from a BDC to a Registered Closed-End Fund because we believe that certain provisions of corporate law and the 1940 Act will enable us to operate with a lower expense ratio. We believe this change will increase returns to investors, while allowing us to maintain a comparable investment strategy. Such provisions include:

•	Less frequent and less complex reports filed with the SEC; and

•	Exemption of Registered Closed-End Funds from Section 404(b) of the Sarbanes-Oxley Act.

We currently expect that the transition from a BDC to a Registered Closed-End Fund will enable us to reduce our annual operating expenses attributable to regulatory and compliance costs.

Our priority with the proposed name change is to reflect the focus of our future business and to provide the opportunity to re-brand the firm. Initially, 180 will be focused on shepherding the existing portfolio of investments to maximize returns, with what we believe will be less regulatory burden and expense to shareholders than in a BDC structure. 180’s future business will be focused on making decisions that are designed to generate income and grow net asset value per share for shareholders over shorter, more predictable timeframes. Toward this goal, and as discussed above, 180 will focus on investing in and providing value-add assistance through constructive activism to what 180’s management team believes are substantially undervalued small, publicly traded companies that have potential for aggressive growth. Our goal is that the result of our constructive activism leads to a reversal in direction for the share prices of these investee companies, i.e., a 180-degree turn.

Summary of our Current Portfolio

As of December 31, 2016, we held equity in two publicly traded portfolio companies that we believe are undervalued and where we have engaged in constructive activism in an effort to improve shareholder value:

Adesto Technologies Corporation (NASDAQ:IOTS - 11.4 percent voting ownership) - Adesto Technologies is a provider of application-specific, feature-rich, ultra-low power non-volatile memory products.

Enumeral Biomedical Holdings, Inc. (OTC:ENUM - 6.2 percent voting ownership) - Enumeral Biomedical Holdings discovers and develops novel therapeutics known as immunomodulators or immunotherapies that help the immune system fight cancer and other diseases.

We also have a portfolio of 21 active privately held investments that we believe has the potential to generate meaningful returns for shareholders over the coming years. Over the last six years, we have demonstrated that we have the ability to discover, diligence, invest, build and realize gains from our investments.

ABSMaterials, Inc. - ABSMaterials provides innovative solutions for water treatment and a wide variety of other applications.

Accelerator IV-New York Corporation - Accelerator IV-New York is a biotechnology investment and management company with offices in New York City and Seattle. Through its consortium of top-tier investors, team of scientific thought leaders and executive managers, it identifies, finances and manages the development of emerging biotechnology opportunities.

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

Essential Health Solutions, Inc. (Controlled Investment) - Essential Health Solutions provides management services and diagnostic ordering to functional medicine practices.

Fleet Health Alliance, LLC - Fleet Health Alliance is a seed-stage company focused on disrupting the flow of information to, from, and within clinical healthcare systems. Their initial activities will be to create an interoperable platform for EHR (Electronic Health Record) systems based on the new Fast Healthcare Interoperability Resources (FHIR, pronounced “fire”) standards. This system will connect both internal clinical networks as well as allow external solutions to seamlessly integrate into EHR systems.

Genome Profiling, LLC - Genome Profiling is a bioinformatics company specializing in the discovery of novel epigenetic biomarkers based on its proprietary, genome-wide methylation profiling platform to revolutionize the way doctors treat, diagnose, and predict chronic and life-threatening diseases.

HZO, Inc. - HZO's technology solutions make electronics waterproof and resistant to corrosion.

Interome, Inc. (renamed HALE.life Corporation in 2017) (Controlled Investment) - Interome was founded to organize multiple types of genotypic, phenotypic and physiological information together on a platform that can be used to inform both consumers and medical clinicians. The purpose of Interome is to build a platform that acts as the management system to organize, integrate and interpret health and medical information in the primary care clinical environment. Interome will initially focus on the markets of performance athletics and wellness.

Lodo Therapeutics Corporation - Lodo Therapeutics is a drug development company that identifies and produces bioactive natural products directly from the microbial DNA sequence information contained in soil for therapeutic applications.

Mersana Therapeutics, Inc. - Mersana Therapeutics is a drug development company that leverages its FleximerTM platform to create precisely targeted and highly tailored therapeutics.

Muses Labs, Inc. - Muses Labs finds solutions for complex, chronic diseases. It employs data to identify the underlying causes, develop an evidence-based, personalized combination therapy, and work collaboratively with patients, caregivers, and health care providers to improve outcomes. Combined with a team of doctors, scientists, technology experts, and seasoned entrepreneurs, Muses Labs is bringing to market a next-generation personalized combination therapy for Alzheimer’s disease.

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

Petra Pharma Corporation - Petra Pharma is a drug development company focused on novel enzyme targets that play a central role in a variety of important cellular processes, including cell division, growth, trafficking, and signaling.

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

Xenio Corporation - Xenio is developing an Internet of Things (IoT) platform to deliver a new set of possibilities to retail.  Its platform brings together hardware, software, mobile applications, and cloud-based connectivity to enable a more connected in-store experience.

There are three main drivers of our potential growth in value from these companies over the coming years. First, we have a larger portfolio of more mature companies than we have had historically. Second, we believe the quality of our existing portfolio is stronger than it has been historically. Third, we own larger percentages of more companies in the existing portfolio than we have owned historically.

In previous communications with shareholders, we have discussed how we are managing our portfolio in an effort to maximize our value at exit. We currently believe D-Wave Systems, Inc., Adesto Technologies Corporation, HZO, Inc., Interome, Inc. (renamed HALE.life Corporation in 2017) and AgBiome, LLC, may have the potential to be real drivers of realized returns from our portfolio in the coming years.

We currently plan to return to shareholders a portion of future realized gains from our maturing investments in the form of dividends and share repurchases. During the third quarter of 2015, our Board of Directors authorized a repurchase of up to $2.5 million of the Company’s common stock in the open market within a six-month period. As of December 31, 2015, we had repurchased 509,082 shares. During the first quarter of 2016, our Board of Directors reauthorized the repurchase of up to an additional $2.5 million of the Company’s common stock in the open market within a six-month period from the proxy mailing date of April 29, 2016. This six-month period expired on October 31, 2016. During the fourth quarter of 2016, our Board of

Directors again reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period from the date of notice to investors, which has yet to be determined. There were no additional repurchases of our common stock during 2016.

As of December 31, 2016, our investments comprise 78.2 percent of our total assets. We currently manage and plan to continue to manage our portfolio, allocate capital and budget our investments on a holistic basis and not in separate segments. Our cash comprised 20.7 percent of our total assets and other assets comprised the remaining 1.1 percent of our total assets. As of December 31, 2016, we did not have debt outstanding.

Co-Investment Opportunities

During 2016, we began to provide accredited investors in the Company with the opportunity to co-invest in certain of our portfolio companies through one or more series issued by H&H Co-Investment Partners, LLC. The Company serves as the managing member of and investment adviser to H&H Co-Investment Partners. We anticipate earning management and incentive fees in connection with our management of certain series issued by H&H Co-Investment Partners. As of December 31, 2016, H&H Co-Investment Partners did not have any capital under management.

Investments that Generate Current Income

As a BDC, we invest in and offer managerial assistance to our investee companies. In certain cases, particularly in ones where we control the company, we may receive consulting fees for our time and services. During 2016, we generated short-term income through payment of such consulting fees from seven of the 23 active privately held and publicly traded companies in our portfolio in which we own at least one class of equity securities (approximately 30 percent). The majority of the income generated from fees for providing managerial assistance to portfolio companies during 2016 was from Interome, Inc. We expect that our income generated from such investments will decrease during 2017 owing to the transition of management of Interome from that of personnel employed by us to personnel employed by Interome beginning in the second quarter of 2017. We currently expect income generated in 2017 and beyond to be primarily from fees from managing capital in co-investment and other potential funds as well as from dividends and interest on invested capital in publicly traded and privately held portfolio companies.

Historically, we demonstrated the ability to identify, diligence, underwrite and realize gains in mid- to late-stage companies and securities that produce current income to us. We may refer to our activities in this area as specialty finance, and it is a part of our ability to invest opportunistically in a range of securities to take advantage of market inefficiencies. We identified such an opportunity in providing debt capital to mid- to late-stage companies that have capital needs that are in excess of most online lending platforms and marketplaces or are below the thresholds that interest traditional lenders. We continue to believe there is a lack of capital available to companies that fit this profile and an opportunity for us to generate favorable risk-adjusted returns on invested capital through investments in these companies.

We believe we have two primary competitive advantages for investments in such companies and securities: 1) Our long history of investing in companies throughout their life cycles provides us with extensive knowledge and experience in understanding the needs and risks of investing in such companies; and 2) We are able to design creative investment options and solutions for investee companies.

Involvement in Our Investee Companies

As a BDC, we invest in and offer managerial assistance to our portfolio companies. We may own 100 percent of the securities of a small business for a period of time. We may control the company for a substantial period. We may control 25 percent or more of the board seats in those companies in which we have significant ownership. We expect to maintain or increase our control in our controlled and partner investee companies over time. These businesses tend to lack management depth, to have limited or no history of operations and to not have attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our investee companies will never realize their potential, and some will be unprofitable or result in complete loss of our investment. Some of our investee companies will build successful companies but will not provide a return to us. Small businesses are more vulnerable to adverse business or economic developments than better-capitalized companies. Small businesses generally have limited product lines, markets and/or financial resources. Publicly traded small businesses and those with small market capitalizations are not well known to the investing public and are generally subject to high volatility, to general movements in markets, to perceptions of potential growth and/or the potential for bankruptcy.

In connection with our investments, we provide a variety of services, including the following:

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

Industry Sectors of Investment

We currently classify our existing investments in one of three industry sectors: Life Sciences, Energy and Electronics. Historically, the interdisciplinary nature of science-based inventions enabled our portfolio companies to address needs in multiple sectors rather than being confined to addressing needs in one sector.

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

Investment Securities and Strategies

Neither our investments, nor an investment in us, is intended to constitute a balanced investment program. We expect to be risk seeking rather than risk averse in our investment approach. To such end, we reserve the fullest possible freedom of action, subject to our Certificate of Incorporation, Amended and Restated By-laws, applicable law and regulations, and policy statements contained herein. There is no assurance that our investment objectives will be achieved.

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

While we plan to continue to make investments in securities of existing privately held and publicly traded portfolio companies, we plan to focus future new investments on what we believe are deeply undervalued, small publicly traded companies where we believe we can positively impact the business and valuation through constructive activism. These businesses can range in stage from pre-revenue to generating positive cash flow.

Substantially all of our privately held investments are in thinly capitalized, unproven, small companies focused on commercializing risky technologies. We do not currently limit our investments to any categories of investments. Our securities investments may consist of private, public or governmental issuers of any type, subject to the restrictions imposed on us as a BDC under the 1940 Act. Subject to the diversification requirements applicable to a RIC, we may commit all of our assets to only a few investments.

Our investment approach is comprised of a patient examination of available opportunities thorough due diligence and close involvement with management of our portfolio companies. We currently invest our capital directly into portfolio companies or through purchases of publicly traded companies in open-market purchases. We may in the future seek to invest our capital alongside capital from other investors through co-investment funds that we control. Such funds could provide benefits to us including 1) the generation of income from management fees; 2) the potential to participate economically in the returns of the funds invested above and beyond the returns generated from investment of our capital; 3) the ability for us to increase the amount of capital under our control invested per portfolio company; and 4) in cases where we may partner with others, we gain access to market intelligence and distribution and manufacturing expertise that complements our expertise in identifying disruptive innovations and building companies.

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

Debt Investments

We may hold debt securities, including in privately held and thinly traded public companies, for income and as a reserve pending more speculative investments. Debt obligations may include U.S. government and agency securities, commercial paper, bankers’ acceptances, receivables or other asset-based financing, notes, bonds, debentures, or other debt obligations of any nature and repurchase agreements related to these securities. These obligations may have varying terms with respect to security or credit support, subordination, purchase price, interest payment and length of time to maturity from private, public or governmental issuers of any type located anywhere in the world. We may invest in debt obligations of companies with operating histories that are unprofitable or marginally profitable, that have negative net worth or are involved in bankruptcy or reorganization proceedings, or that are start-up or development-stage small businesses. In addition, we may participate in the acquisition or divestiture of companies or divisions of companies through issuance or receipt of debt obligations. As of December 31, 2016, the debt obligations held in our portfolio consisted of convertible bridge notes and senior secured debt. Our convertible bridge notes generally do not generate cash payments to us, nor are they held for that purpose. Our convertible bridge notes and the interest accrued thereon are generally held for the purpose of potential conversion into equity at a future date.

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

In comparison with otherwise comparable investments in securities of U.S. issuers, currency exchange risk of securities of foreign issuers is a significant variable. The value of these investments to us will vary with the relation of the currency in which they are denominated to the U.S. dollar, as well as with intrinsic elements of value such as credit risk, interest rates and performance of the issuer. Investments in foreign securities also involve risks relating to economic and political developments, including nationalization, expropriation of assets, currency exchange freezes and local recession. Securities of many foreign issuers are less liquid and more volatile than those of comparable U.S. issuers. In addition, accounting and financial reporting standards that prevail outside of the U.S. generally may differ from U.S. standards and, consequently, less information is typically available concerning companies located outside of the U.S. than for those located in the U.S. Interest and dividend income and capital gains on our foreign securities may be subject to withholding and other taxes that may not be recoverable by us. We may seek to hedge all or part of the currency risk of our investments in foreign securities through the use of futures, options and forward currency purchases or sales.

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

Importance of Availability of Liquid Capital

Privately held equity investment funds are structured commonly as limited partnerships with a committed level of capital and finite lifetime. Capital is "called" from limited partners to make investments and pay for expenses of running the fund at various points within its lifetime. For each initial investment, the fund must reserve additional capital for follow-on investments at later stages of the life of the portfolio companies. These follow-on investments are required because often portfolio companies in areas in which we invest, whether privately held or publicly traded, operate with negative cash flow for periods of time. In general, the cumulative total of initial invested capital and reserves cannot exceed the committed level of capital of the fund.

Our strategy for investing capital is similar to this approach in some respects. We make initial investments in privately held and publicly traded companies and project the amount of capital that may be required should the company mature successfully. These projections, equivalent to the reserves of privately held equity-focused investment funds, are reviewed weekly by management, are updated frequently and are a component of the data that guide our decisions on whether to make new and/or follow-on investments. As a publicly traded, internally managed investment company, our cash used to make investments and pay expenses is held by us and not called from external sources when needed.

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

On September 30, 2013, the Company entered into a $20,000,000 Multi-Draw Term Loan Facility Credit Agreement, by and among the Company, as borrower, Orix Corporate Capital, Inc., as administrative agent and the other lenders party thereto from time to time, which provided a multi-draw credit facility (the "Loan Facility") that could be used by us to fund investments in portfolio companies. We pledged our assets to secure any borrowings. The draw period for the Loan Facility ended on September 30, 2016. On December 1, 2016, we paid off all outstanding obligations associated with the Loan Facility and the Loan Facility was no longer in effect as of that date. The funds used to pay off the obligations were from the sale of Metabolon, Inc., during the fourth quarter that generated a gain on invested capital. As of December 31, 2016, we did not have outstanding debt.

 Portfolio Company Turnover

Changes with respect to portfolio companies will be made as our management considers necessary in seeking to achieve our investment objectives. The rate of portfolio turnover will not be treated as a limiting or relevant factor considered by management when making portfolio changes.

Although we expect that many of our investments will be relatively long term in nature, we may make changes in our particular portfolio holdings whenever it is considered that an investment no longer has substantial growth potential or has reached its anticipated level of performance, or (especially when cash is not otherwise available) that another investment appears to have a relatively greater opportunity for capital appreciation. We may also make general portfolio changes to increase our cash and position ourselves in a defensive posture. We may make portfolio changes without regard to the length of time we have held an investment, or whether a sale results in profit or loss, or whether a purchase results in the reacquisition of an investment that we may have only recently sold. Our investments in privately held small businesses are illiquid, which limits portfolio turnover. The portfolio turnover rate may vary greatly during a year as well as from year to year and may also be affected by cash requirements.

We currently expect that our portfolio company turnover will increase from historical rates as we make more investments in securities of publicly traded companies.

Management

Achievement of our investment objective as of December 31, 2016, was primarily dependent upon the judgment of Douglas W. Jamison and Daniel B. Wolfe, full-time members of management. Blake Stevens, Senior Associate, and Alexei Andreev, a part-time employee who is a Venture Partner, were also involved in the management of our investment portfolio.

We currently expect that shortly following the scheduled Special Meeting of shareholders on March 24, 2017, Douglas W. Jamison, our current Chairman and Chief Executive Officer, will resign from all of his positions with the Company to become Chairman and Chief Executive Officer of HALE.life Corporation, a portfolio holding of the Company. Simultaneous with Mr. Jamison’s resignation, the Board intends to appoint Kevin M. Rendino, who currently serves as a director on our Board, as Chairman and Chief Executive Officer of the Company.

There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

Competition

Numerous companies and individuals are engaged in investing in privately held or small publicly traded businesses, and such businesses are intensely competitive. We believe our corporate structure permits public market investors to participate in investing in privately held or small publicly traded businesses, company building, specialty finance leveraging access to due diligence, constructive activism and other resources that may not be readily accessible to public market investors. We also believe our corporate structure permits greater liquidity and better transparency than private investment funds and private equity businesses. We believe we are a unique company with our focus on being actively involved investors in small capitalization publicly traded companies and privately held companies as a liquid, U.S. exchange-listed, publicly traded company.

Many of our competitors have significantly greater financial and other resources than we do and are, therefore, in certain respects, in a better position than we are to obtain access to attractive investment opportunities. There can be no assurance that we will be able to compete against these businesses for attractive investments, particularly in capital-intensive companies.

Regulation

The Small Business Investment Incentive Act of 1980 amended the 1940 Act to establish the regulatory framework for BDCs. BDCs are a special type of investment company. After a company files its election to be treated as a BDC, it may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act provisions applicable to BDCs, qualified in its entirety by reference to the full text of the 1940 Act and the rules issued thereunder by the Securities and Exchange Commission ("SEC").

Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and making significant managerial assistance available to companies that do not have ready access to capital through conventional financial channels such as private companies and small public companies. The companies that satisfy certain additional criteria described below are termed "eligible portfolio companies." In general, in order to qualify as a BDC, a company must: (i) be a domestic company; (ii) have registered a class of its securities pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"); (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, including early-stage or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; and (v) file a proper notice of election with the SEC.

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

The 1940 Act provides that as a BDC, we may not make an investment in non-qualifying assets unless at the time at least 70 percent of the value of our total assets (measured as of the date of our most recently filed financial statements) consists of qualifying assets. Qualifying assets include: (i) securities of eligible portfolio companies; (ii) securities of certain companies that were eligible portfolio companies at the time we initially acquired their securities and in which we retain a substantial interest; (iii) securities of certain controlled companies; (iv) securities of certain bankrupt, insolvent or distressed companies; (v) securities received in exchange for or distributed in or with respect to any of the foregoing; and (vi) cash items, U.S. government and agency securities and high quality short-term debt. The SEC has adopted a rule permitting a BDC to invest its cash in certain money market funds. The 1940 Act also places restrictions on the nature of the transactions in which securities can be purchased in some instances in order for the securities to be considered qualifying assets.

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

This summary does not discuss the consequences of an investment in our subscription rights, debt securities or warrants representing rights to purchase shares of our preferred stock, common stock or debt securities or as units comprised of combinations of securities. The U.S. federal income tax consequences of such an investment will be discussed in the relevant prospectus supplement. In addition, we may issue preferred stock with terms resulting in U.S. federal income taxation of beneficial owners with respect to such preferred stock in a manner different from that set forth in this summary. In such instances, such differences will be discussed in a relevant prospectus supplement.

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

Tax matters are very complicated, and the tax consequences to an investor in our securities will depend on the facts of their particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in tax laws.

Election to be Taxed as a RIC

Effective on January 1, 1997, we met the criteria specified below to qualify as a RIC and elected to be treated as a RIC under Subchapter M of the Code with the filing of our federal income tax return for 1997. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our shareholders as dividends, which allows us to reduce or eliminate our corporate-level U.S. federal income tax.

Taxation as a RIC

For any taxable year in which we:

•	qualify as a RIC; and

•	distribute at least 90 percent of our net ordinary income and realized net short-term gains in excess of realized net long-term capital losses, if any (the "Annual Distribution Requirement").

We generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain ( i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute (or are deemed to distribute) to shareholders with respect to that year. We made an election to recognize built-in gains as of the effective date of our election to be treated as a RIC and, therefore, will not be subject to built-in gains tax when we sell those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to tax on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level tax on such built-in gain at the time the assets are acquired. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

In order to qualify as a RIC for federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a BDC under the 1940 Act;

•
derive in each taxable year at least 90 percent of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a "qualified publicly traded partnership" (the "90 Percent Income Test"); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

◦
at least 50 percent of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5 percent of the value of our assets or more than 10 percent of the outstanding voting securities of such issuer; and

◦
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

Although we received SEC certifications for 1999 to 2015, there can be no assurance that we will receive such certification for subsequent years (to the extent we need additional certifications as a result of changes in our portfolio). If we require, but fail to obtain, the SEC certification for a taxable year, we may fail to qualify as a RIC for such year. We also will fail to qualify for favorable RIC tax treatment for a taxable year if we do not satisfy the 90 Percent Income Test, Diversification Tests or Annual Distribution Requirement for such year. In the event we do not satisfy the 90 Percent Income Test, the Diversification Tests or the Annual Distribution Requirement for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.

Although we currently intend to qualify as a RIC for each taxable year, under certain circumstances, we may choose to take action with respect to one or more taxable years to ensure that we would be taxed under Subchapter C of the Code (rather than Subchapter M) for such year or years. Additionally, income from fees for providing managerial assistance to portfolio companies generally does not qualify as good RIC income under the 90 Percent Income Test. During the year ended December 31, 2016, the Company generated more income from such fees and failed to qualify as a RIC for the 2016 tax year owing to its inability to satisfy the 90 Percent Income Test. The Company is, therefore, obligated to be taxed under Subchapter C of the Code (subject to federal, state and local income tax) on its taxable income, if any. Although the Company failed the 90 Percent Income Test for 2016, it does not have taxable income and is in a loss position owing to gains being offset by capital and net operating losses during the current year. The Company will continue to evaluate the long-term impact of potential taxation as a C-Corporation based on tax liabilities resulting from failure to pass the 90 Percent Income Test, the Diversification Tests or the Annual Distribution Requirement in each subsequent year.

Our ownership percentages in our portfolio have increased over the last several years, which make it more difficult to pass certain RIC Diversification Tests when companies in our portfolio are successful and we wish to invest additional capital in those companies to increase our investment returns. As long as the aggregate values of our non-qualifying assets remain below 50 percent of total assets, we will pass the Diversification Tests. Rather than selling portfolio companies that are performing well in order to pass the RIC Diversification Tests, we may opt instead not to qualify as a RIC and to be taxed as a C-Corporation. We will choose to take such action only if we believe that the result of the action will benefit us and our shareholders.

Under applicable Treasury regulations and certain private rulings issued by the IRS, RICs are permitted to treat certain distributions payable in up to 80 percent in their stock as taxable dividends, which will satisfy their annual distribution obligations for federal income tax and excise tax purposes provided that shareholders have the opportunity to elect to receive the distribution in cash. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to distribute taxable dividends that are payable in part in our common stock.

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

A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to the RIC's shareholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC's investment company taxable income, but may carry forward such losses and can use certain of them to offset capital gains indefinitely. Losses incurred prior to the Regulated Investment Company Modernization Act of 2010 carry an expiration date and must be used prior to post-enactment losses. As a result of this ordering rule, pre-enactment loss carryforwards may be more likely to expire unused. Owing to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

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

If we acquire stock in certain foreign corporations that receive at least 75 percent of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50 percent of their total assets in investments producing such passive income ("passive foreign investment companies"), we could be subject to federal income tax. We could also be subject to additional interest charges on "excess distributions" received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our shareholders. We would not be able to pass through to our shareholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election requires us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our tax liability. Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our shareholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90 percent of its annual gross income.

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

We (or the applicable withholding agent) will send to each of our U.S. shareholders, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. shareholder's taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year's distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 20 percent "qualified dividend income" rate). Distributions may also be subject to additional state, local, and foreign taxes depending on a U.S. shareholder's particular situation. Dividends distributed by us generally will not be eligible for the corporate dividends received deduction or the preferential rate applicable to "qualified dividend income."

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

Failure to Qualify as a Regulated Investment Company

If we fail to satisfy the 90 Percent Income Test, the Diversification Tests and the Annual Distribution Requirement for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

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

Employees

As of December 31, 2016, we employed seven full-time employees and one part-time employee. As of March 15, 2017, we have seven full-time employees and one part-time employee. We believe our relations with our employees are generally good.

Item 1A.    Risk Factors.

Investing in our common stock involves significant risks relating to our business and investment objectives. You should carefully consider the risks and uncertainties described below before you purchase any shares of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impact our business. If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks related to our proposed change from a BDC to a registered closed-end fund.

If shareholders approve the proposal to authorize the Board of Directors to withdraw the Company’s election to be regulated as a BDC, the withdrawal will become effective upon receipt by the SEC of the Company’s application for withdrawal of such election on Form N-54C. When the Company withdraws its election to be treated as a BDC, it will be required to register immediately as a Registered Closed-End Fund under the 1940 Act because it will not be eligible for any exemption without registration. The 1940 Act requires that a Registered Closed-End Fund adopt certain fundamental investment restrictions in its initial registration statement. A BDC is not required to have fundamental investment restrictions. Instead, BDCs are required to have at least 70 percent of their assets invested in eligible portfolio companies, which acts as a substitute for the fundamental investment restrictions that Registered Closed-End Funds are otherwise subject to. Should we receive approval from shareholders to withdraw our election to be regulated as a BDC and transition to a Registered Closed-End Fund with the SEC, the most significant material changes to our business as a result of being required to adopt fundamental investment restrictions will be:

•
We may not invest more than 25 percent of our total assets in the securities of companies or entities engaged in any one industry or group of industries. This limitation does not apply to investment in the securities of the U.S. Government, its agencies or instrumentalities;

•
We will be required to maintain an asset coverage ratio of at least 300 percent versus 200 percent as a BDC, generally reflecting the ratio of our total assets to senior securities that are indebtedness (or 200 percent in the case of senior securities representing stock, generally reflecting the ratio of our total assets to total senior securities outstanding); and

•	We will no longer be limited in our ability to invest in foreign companies and vehicles that are structured as private funds.

The limitation on investing no more than 25 percent of our total assets in the securities of companies or entities engaged in any one industry, or group of industries could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position and/or other punitive actions on our securities of those companies). If, in order to make additional investments, we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may have difficulty in such a case in finding a buyer and, if we do find a buyer, we may have to sell the investments at a substantial loss.

The increase in the asset coverage ratio from 200 percent to 300 percent will reduce the amount of senior securities that are indebtedness we can issue to provide capital to fund our operations and make investments. We do not currently have any senior securities outstanding, nor do we currently plan to issue such securities, but this change could reduce our operational flexibility in the future should we decide to issue such securities. In addition, while we do not intend to specifically target foreign investments, we will no longer be required to invest 70 percent of our assets in U.S.-based eligible portfolio companies once we are no longer a BDC.

If shareholders do not approve the proposal to authorize the Board of Directors to withdraw the Company’s election to be regulated as a BDC, the Company will continue to operate as a BDC.

Risks related to our investments.

Approximately 46 percent of the net asset value attributable to our equity-focused portfolio company investments, or 35 percent of our net asset value, as of December 31, 2016, is concentrated in D-Wave Systems, Inc., AgBiome, LLC, and HZO, Inc.

At December 31, 2016, we valued our investment in D-Wave Systems, Inc., which had a historical cost to us of $5,689,311, at $9,714,459, our investment in AgBiome, LLC, which had a historical cost to us of $3,021,746, at $9,214,997, and our investment in HZO, Inc., which had a historical cost to us of $9,132,398, at $6,613,046.

Any downturn in the business outlook and/or substantial changes in the funding requirements of D-Wave Systems, Inc., AgBiome, LLC, and HZO, Inc., could have a significant effect on the value of our current investments in those companies, and the overall value of our portfolio, and could have a significant adverse effect on the value of our common stock.

The difficult venture capital investment and capital market climates for the types of companies in which we invest could increase the non-performance risk for our portfolio companies.

The potential for future global instabilities remains of concern. Even with signs of economic improvement, the availability of capital for firms that focus on investing in capital-intensive, science-enabled, small businesses, such as the ones in which we have historically invested and continue to hold positions in, continues to be limited. Historically, difficult financing environments have resulted in a higher than normal number of small businesses not receiving capital and being subsequently closed down with a loss to investors, and other small businesses receiving capital but at significantly lower valuations than the preceding financing rounds. Additionally, tightening the liquidity environment for companies seeking financings, sales, IPOs or M&A transactions and the currently volatile public markets in general may negatively affect the available capital to the types of companies we invest in. Further, many of our portfolio companies receive non-dilutive funding through government contracts and grants. Reductions in government spending could have a direct and significant reduction in our portfolio companies' contract or grant awards. Such reductions can also result in reduced budgets at research facilities, which would reduce the volume of products they could potentially purchase from our portfolio companies.

We believe that these factors continue to contribute to the potential for non-performance risk for our portfolio companies that need to raise additional capital or that require substantial amounts of capital to execute on their business plans, as measured on an individual portfolio company basis. We define non-performance as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company that requires or seeks to raise additional capital will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the most recent round of financing. In these circumstances, the portfolio company could be recapitalized at a valuation significantly lower than the post-money valuation implied by our valuation method, sold at a loss to our investment or shut down. In addition, significant changes in the capital markets, including periods of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. We believe further that the long-term effects of the difficult private investment market, the volatility and limited capital flowing into small capitalization publicly traded companies and difficult, but improving, liquidity environments will continue to affect negatively the fundraising ability of some small businesses regardless of near-term improvements in the overall global economy and public markets.

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

As of December 31, 2016, our shares of Adesto Technologies Corporation and Enumeral Biomedical Holdings, Inc., were valued using the closing price at the end of the quarter as required by the 1940 Act owing to our determination that the common stock of these companies traded in an active market as of the valuation date. If in future quarters, shares of Adesto Technologies, and Enumeral Biomedical do not continue to trade in an active market as of the dates of valuation, the value of our shares could be materially different.

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

In October of 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on the value of our investments. Additionally, in December 2015 and December 2016, the Federal Reserve raised the federal funds rate and further increases in the federal funds rate are expected in 2017. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the U.S. government's credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our portfolio company’s ability to access the debt markets on favorable terms.

Investing in small, privately held and publicly traded companies involves a high degree of risk and is highly speculative.

A substantial portion of our portfolio consists of investments in preferred stock and bridge loans that are not rated by any rating agency, and if such investments were rated, they would likely receive a rating below investment grade or "junk." A below investment grade or "junk" rating means that, in the rating agency's view, there is increased risk that the obligor on such debt will be unable to pay interest and repay principal on its debt in full. In addition, we have invested a substantial portion of our assets in privately held companies, the securities of which are inherently illiquid. We plan to increase our investment of capital in publicly traded small businesses that we believe are deeply undervalued. Our privately held companies may transition to publicly traded companies through routes other than traditional IPOs and be listed on OTC rather than national exchanges. Although these companies are publicly traded, their stock may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions. These privately held and publicly traded small businesses tend to lack management depth, to have limited or no history of operations and may not have attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our investments are likely to be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to our investments. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We have historically invested in sectors including life sciences, energy and electronics that are subject to specific risks related to each industry.

We have historically invested the three largest portions of our portfolio in life sciences, energy and electronics companies. Our focus for new investments in publicly traded companies that we believe are undervalued will be agnostic in terms of sector.

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

Many of the sectors around which our investments have developed are all capital intensive.

Many of sectors where we have historically made investments, life sciences, energy and electronics, are all capital intensive. Currently, financing for capital-intensive companies remains difficult. In some successful companies, we believe we may need to invest more than we currently have planned to invest in these companies. There can be no assurance that we will have the capital necessary to make such investments. In addition, investing greater than planned amounts in our portfolio companies could limit our ability to pursue new investments and fund follow-on investments. Both of these situations could cause us to miss investment opportunities or limit our ability to protect existing investments from dilution or other actions or events that would decrease the value and potential return from these investments.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

In 2013 we announced the refinement of our investment focus for new investments in BIOLOGY+ companies. We define BIOLOGY+ as investments in interdisciplinary life science companies where biology innovation is intersecting with innovations in areas such as electronics, physics, materials science, chemistry, information technology, engineering and mathematics. In 2015, we refined this focus to precision health and precision medicine. At the end of 2016, we announced that our focus will be on investing in what we believe are deeply undervalued, small publicly traded companies where we believe we can positively impact the business and valuation through constructive activism. This focus is not a fundamental policy, and we will not be required to give notice to shareholders prior to making a change from this focus.

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

We have and will continue to make follow-on investments in illiquid securities and may not be able to dispose of them when it is advantageous to do so, or ever.

Most of our historical investments have been in equity, equity-linked, or debt securities acquired directly from privately held small businesses. These securities are generally subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio of securities may adversely affect our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments. We may never be able to dispose of these securities.

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

Our business model depends upon the development and maintenance of strong referral relationships with asset managers, investment banking firms and other entities active in working with small publicly traded and privately held companies.

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

In the event we remain a BDC, we believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if the investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs, which would have a material adverse effect on our business, financial condition and results of operations. Rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position and/or other punitive actions on our securities of those companies). If, in order to make additional investments, we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may have difficulty in such a case in finding a buyer and, if we do find a buyer, we may have to sell the investments at a substantial loss.

Failure to maintain our status as a BDC could change our operating flexibility.

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs must invest at least 70 percent of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Investments in securities issued as part of an IPO are not considered "qualifying assets." Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify or maintain our qualification as a BDC, we may be subject to different regulations under the 1940 Act as a Registered Closed-End Fund that may positively or negatively change our operating flexibility.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock traded below our net asset value per share during some periods in 2010 and consistently throughout 2011 through 2016. Our common stock may continue to trade at a discount to net asset value in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at, or below our net asset value. On December 30, 2016, the last trading day of the year, our stock closed at $1.38 per share, a discount of $0.96, or 41.0 percent, to our net asset value per share of $2.34 as of December 31, 2016. On March 14, 2017, our stock closed at $1.34 per share, a discount of $1.00, or 42.7 percent percent, to our net asset value per share as of December 31, 2016.

Because we neither choose investments based on a strategy of diversification nor rebalance the portfolio should one or more investments increase in value substantially relative to the rest of the portfolio, the value of our portfolio is subject to greater volatility than the value of companies with more broadly diversified investments.

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

None of our employees are subject to employment agreements. Our ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which we will compete for experienced personnel, including investment funds and traditional financial services companies, will have greater resources than us.

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

We depend upon computer systems to perform necessary business functions related primarily to financial records and reporting. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or shareholder dissatisfaction or loss.

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

Use of debt or preferred stock as a source of capital entails two primary risks. The first is the risk of leverage, which is the use of debt to increase the pool of capital available for investment purposes. The use of debt leverages our available common equity capital, magnifying the impact on net asset value of changes in the value of our investment portfolio. For example, a BDC that uses 33 1/3 percent leverage (that is, $50 of leverage per $100 of common equity) will show a 1.5 percent increase or decline in net asset value for each one percent increase or decline in the value of its total assets. The second risk is that the cost of debt or preferred stock financing may exceed the return on the assets the proceeds are used to acquire, thereby diminishing rather than enhancing the return to common shareholders. If we issue preferred shares or debt, the common shareholders would bear the cost of this leverage. To the extent that we utilize debt or preferred stock financing for any purpose, these two risks would likely make our total return to common shareholders more volatile. In addition, we might be required to sell investments, in order to meet dividend, interest or principal payments, when it might be disadvantageous for us to do so.

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

As of December 31, 2016, we did not have debt outstanding pursuant to the Loan Facility, and we did not have any preferred stock outstanding.

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

We have elected to qualify as a RIC under the Code; however, we did not qualify as a RIC in 2016 owing to failing the 90 Percent Income Test. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our shareholders. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. Since we failed to qualify for RIC status in 2016, and if we fail in any subsequent year, we would be taxed in the same manner as an ordinary corporation and distributions to our shareholders would not be deductible in computing our taxable income, which could materially adversely impact the amount of cash available for distribution to our shareholders. In addition, to the extent that we had unrealized appreciation, we would have to establish reserves for taxes, which would reduce our net asset value, accordingly. We do not expect to have a material tax liability in 2016 owing to net operating and capital losses that offset income and realized gains on investments during the year.

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

The differences between the compensation structure of our internally managed BDC and that of an externally managed BDC could lead to material differences in the compensation of our management team when compared with the compensation that would have been due if we were externally managed. For example, for the fiscal year ended December 31, 2016 salaries and benefits (excluding compensation costs related to restricted stock) accounted for approximately 3.2 percent of total assets. Owing primarily to a reduction in the number of full-time employees, we currently expect salaries and benefits to be lower for the fiscal year ending December 31, 2017. That said, this percentage could be higher if our total assets decrease as of the end of 2017 or could be lower if our total assets increase as of the end of 2017. If we were externally managed, the management fees that would be used to pay such expenses would be fixed based on the investment advisory agreement between the BDC and the adviser. This percentage is commonly set at 2.0 percent of total assets.

Incentive compensation is currently paid to our employees through grants of restricted stock. This restricted stock vests in part over time and in part when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. In 2016, 75,570 shares of restricted stock vested based on time that were net settled by withholding 26,450 shares, which represented the minimum statutory obligation for each employee's applicable income and other employment taxes and remitted cash totaling $39,691 to the appropriate tax authorities. No restricted stock vested based on stock price. The company recognized $158,973 in non-cash compensation expense related to restricted stock in 2016. While a portion of the amount of restricted stock that vests is directly correlated to our stock price, there is no specific direct correlation between vesting and performance of the BDC’s investment portfolio and operating performance. If we were externally managed, we would pay our adviser in cash a portion of our net realized gains less unrealized depreciation. This percentage is commonly set at 20 percent. If we were externally managed in 2016, we would not have paid incentive compensation to our adviser.

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

 Item 2.        Properties

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

	Market Price		Net Asset Value ("NAV") Per Share at end of Period	Premium or (Discount) as a % of NAV
Quarter Ended	High	Low		High	Low

March 31, 2016	$2.22	$1.65	$2.67	(16.9)%	(38.2)%
June 30, 2016	$1.80	$1.60	$2.63	(31.6)%	(39.2)%
September 30, 2016	$1.63	$1.37	$2.44	(33.2)%	(43.9)%
December 31, 2016	$1.50	$1.21	$2.34	(35.9)%	(48.3)%

March 31, 2015	$3.85	$2.86	$3.39	13.6%	(15.6)%
June 30, 2015	$3.15	$2.56	$3.34	(5.7)%	(23.4)%
September 30, 2015	$2.88	$2.05	$2.80	2.9%	(26.8)%
December 31, 2015	$2.38	$2.00	$2.88	(17.4)%	(30.6)%

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at premiums that are unsustainable over the long term or at a discount from net asset value is separate and distinct from the risk that our net asset value will decrease. Historically, our shares of common stock have traded at times at a discount and at other times at a premium to net asset value.  For the last two years, our stock has generally traded at a discount to net asset value. The last reported price for our common stock on December 30, 2016, the last trading day of the year, was $1.38 per share, which was a 41.0 percent discount to our net asset value of $2.34 as of December 31, 2016.

Shareholders

As of March 15, 2017, there were approximately 110 holders of record and approximately 12,500 beneficial owners of the Company's common stock.

Dividends

We did not pay a cash dividend or declare a deemed dividend for 2016 or 2015. For more information about deemed dividends, please refer to the discussion under "Tax Status."

Issuer Purchases of Equity Securities

On August 6, 2015, our Board of Directors authorized a repurchase of up to $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at

December 31, 2015. The total dollar amount of shares repurchased as of December 31, 2015, was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. This six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period from the proxy mailing date of April 29, 2016. This six-month period expired on October 31, 2016. On November 3, 2016, our Board of Directors again reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period from the date of notice to investors, which has yet to be determined. As of December 31, 2016, and March 15, 2017, no additional repurchases have occurred, leaving a maximum of $2.5 million available for future repurchases.

The following table discloses on a monthly basis for the year ended December 31, 2015, the total number of shares repurchased (including the total number of shares repurchased under this program), the average price paid per share, and the maximum number of shares (or approximate dollar value) that may yet be repurchased under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
August 21-31, 2015	88,875	$2.54	88,875	$2,274,557
September 1-30, 2015	209,944	2.44	298,819	1,762,338
October 1-12, 2015	119,365	2.20	418,184	1,500,003
November 30, 2015	11,899	2.22	430,083	1,473,643
December 1-9, 2015	78,999	2.20	509,082	1,300,006

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2016

	Number of securities to be issued upon exercise of out- standing options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	197,852	$6.86	(2)

Equity compensation plans not approved by security holders	—	—	—

TOTAL	197,852	$6.86	(2)

(1) Represents shares subject to options.

(2) The Company's Stock Plan permits the issuance of stock options and restricted stock in an aggregate amount of up to 20 percent of our issued and outstanding common stock (the “Plan Maximum Shares”) as of the effective date of the Stock Plan (June 7, 2012).  Under the Stock Plan, all of the Plan Maximum Shares are available for grants of stock options, and half of the Plan Maximum Shares (up to 10 percent of our issued and outstanding common stock as of the effective date of the Stock Plan) is available for grants of restricted stock.  As of December 31, 2016, there were 5,291,523 shares remaining available for issuance under the Stock Plan, 2,389,315 of which were available for grant in the form of restricted stock.  If any shares subject to an award granted under the Stock Plan are forfeited, canceled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for awards under the Stock Plan.

Performance Graph

The graph below compares the cumulative five-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Financial index. We chose broader indices for comparison because we make investments in multiple industries, and we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2011, and tracks it through December 31, 2016.

  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harris & Harris Group, Inc., the NASDAQ Composite Index
and the NASDAQ Financial Index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16

Harris & Harris Group, Inc.	100.00	95.38	86.13	85.26	63.58	39.88
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Financial	100.00	115.99	165.37	175.69	181.49	234.44

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

Financial Position as of December 31:

	2016	2015	2014	2013	2012
Total assets	$74,622,068	$96,461,286	$112,094,861	$125,063,946	$131,990,250

Total liabilities	$2,366,458	$7,749,615	$2,440,434	$2,362,371	$3,553,476

Net assets	$72,255,610	$88,711,671	$109,654,427	$122,701,575	$128,436,774

Net asset value per outstanding share	$2.34	$2.88	$3.51	$3.93	$4.13

Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00

Cash dividends paid per outstanding share	$0.00	$0.00	$0.00	$0.00	$0.00

Shares outstanding, end of year	30,904,209	30,845,754	31,280,843	31,197,438	31,116,881

Operating Data for Year Ended December 31:

	2016	2015	2014	2013	2012

Total investment income	$1,792,190	$916,995	$517,800	$470,902	$722,227

Total expenses[1]	$6,308,298	$8,079,505	$8,419,527	$8,493,108	$9,525,570

Net operating loss	$(4,516,108)	$(7,162,510)	$(7,901,727)	$(8,022,206)	$(8,803,343)

Total tax expense	$1,767	$2,148	$17,896	$27,994	$15,236

Net realized (loss) gain from investments	$(8,075,175)	$4,531,700	$(5,083,625)	$18,516,268	$2,406,433

Net increase in unrealized depreciation on investments	$(3,683,822)	$(17,302,729)	$(585,068)	$(18,283,020)	$(13,589,990)

Share of loss on equity investment	$(91,255)	$(312,291)	$0	$0	$0

Net decrease in net assets resulting from operations	$(16,366,360)	$(20,245,830)	$(13,570,420)	$(7,788,958)	$(19,986,900)

Decrease in net assets resulting from operations per average outstanding share	$(0.53)	$(0.65)	$(0.43)	$(0.25)	$(0.65)

1 Included in total expenses is non-cash, stock-based compensation expense of $158,973 in 2016; $798,965 in 2015; $857,006 in 2014; $1,249,756 in 2013; and $2,928,943 in 2012.

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with the Company's 2016 Consolidated Financial Statements and notes thereto.

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

We have historically identified and invested in transformative companies enabled by what we believed was disruptive science. More recently, we have focused on investing in transformative companies in precision health and medicine. We then provided strategic, operational and management resources, and creative financial solutions to these companies. While we will continue to provide such resources to our existing portfolio companies, including our precision health and medicine companies, our future new investments will be focused on what we believe are significantly undervalued, small publicly traded companies where we believe we can positively impact the business and valuation through constructive activism.

We believe we combine new perspectives with the historical knowledge and experience of managing the current portfolio. We believe these complementary sets of experiences and skills in investment management and in working with management teams to build businesses can be a foundation for future growth. We believe we will be able to generate income and grow net asset value per share for shareholders over shorter, more predictable timeframes than those we have experienced over the past several years.

While there are multiple fund managers that invest in smaller publicly traded companies, we believe that these managers are often not able or interested to actively engage with such companies. We believe our expertise and focus on constructive activism could be an attractive complement to other investors in the space. Our new simplified structure and focus could lead to partnerships or other opportunities. We believe that the universe of potential partners on this strategy is substantially larger than those focused on privately held investments. We believe we will be in a strong position to seek these strategic partnership opportunities with the current and future assets of our company.

We believe we provide four core benefits to our shareholders. First, our go-forward investment strategy offers investors the opportunity to leverage our experience, extensive diligence and active portfolio management in what we believe are significantly undervalued publicly traded companies that may be difficult to replicate on an individual basis. Second, we provide shareholders with access to an existing privately held portfolio of disruptive companies that we believe may yield significant returns on invested capital in the future. Third, we provide access for accredited investors to co-invest with us in our portfolio companies when we acquire pre-emptive rights and either lack sufficient capital to fully exercise those rights, or otherwise determine that such investment is not appropriate for us. Fourth, we are able to invest opportunistically in multiple types of securities to take advantage of market inefficiencies.

Proposals to Withdraw Election to be Treated as a BDC and Change of Corporate Name

We recently filed a definitive proxy statement proposing that the Company obtain shareholder approval to withdraw its election to be treated as a BDC and to change its name from Harris & Harris Group, Inc., to 180 Degree Capital Corp. ("180"). Concurrent with the withdrawal of the election, we would immediately register as a closed-end investment company (hereinafter, a "Registered Closed-End Fund"). As a Registered Closed-End Fund, we would remain subject to many of the same provisions of the 1940 Act that we are subject to as a BDC. We are proposing to convert from a BDC to a Registered Closed-End Fund because we believe that certain provisions of corporate law and the 1940 Act will enable us to operate with a lower expense ratio. We believe this change will increase returns to investors, while allowing us to maintain a comparable investment strategy. Such provisions include:

•	Less frequent and less complex reports filed with the SEC; and

•	Exemption of Registered Closed-End Funds from Section 404(b) of the Sarbanes-Oxley Act.

We currently expect that the transition from a BDC to a Registered Closed-End Fund will enable us to reduce our annual operating expenses attributable to regulatory and compliance requirements.

Our priority with the proposed name change is to reflect the focus of our future business and to provide the opportunity to re-brand the firm. Initially, 180 will be focused on shepherding the existing portfolio of investments to maximize returns, with what we believe will be less regulatory burden and expense to shareholders than in a BDC structure. 180’s future business will be focused on making decisions that are designed to generate income and grow net asset value per share for shareholders over shorter, more predictable timeframes. Toward this goal, and as discussed above, 180 will focus on investing in and providing value-add assistance through constructive activism to what management believes are substantially undervalued small, publicly traded companies that have potential for aggressive growth. Our goal is that the result of our constructive activism leads to a reversal in direction for the share prices of these investee companies, i.e., a 180-degree turn.

Review of 2016

During 2016, we continued to take steps to position the Company for potential future growth. We believe a number of accomplishments, including those of our privately held portfolio companies during the year, have the potential to contribute to this goal. These steps and accomplishments include:

•	We increased our investment income by 95 percent and decreased our net operating loss by 37 percent during 2016 as compared with 2015.

•
We decreased our operating expenses for the third consecutive year. Additionally, in 2017 and pending approval from shareholders, we are positioned to significantly reduce our net operating loss primarily through the withdrawal of our election to be treated as a BDC and transition to a Registered Closed-End Fund.

•
We announced changes in our business that we believe will enable us to generate income and grow net asset value per share for shareholders over shorter, more predictable timeframes than those we have experienced over the past several years. More specifically, our go-forward focus will be on investing in and providing value-add assistance through constructive activism to what management believes are substantially undervalued small, publicly traded companies that have potential for aggressive growth. Our goal is that the result of our constructive activism leads to a reversal in direction for the share prices of these investee companies, thereby creating value for our shareholders.

•	We paid off all of our outstanding obligations associated with the Loan Facility with ORIX Corporate Capital, Inc. As of December 31, 2016, the Company did not have outstanding debt.

•	We executed an agreement whereby Metabolon, Inc., repurchased all our securities of Metabolon for proceeds of $10,802,329, versus our cost basis of $7,231,212.

•	We sold our shares of Magic Leap, Inc., to two undisclosed buyers for aggregate gross proceeds of $640,928, versus our cost basis of $338,604.

•
We launched our first two co-investment funds offered by H&H Co-Investment Partners, LLC, an entity formed to provide shareholders who are accredited investors and other accredited investors the opportunity to invest alongside us in our portfolio companies on an individual portfolio company basis. The first two co-investment funds will invest in rounds of financing of D-Wave Systems, Inc., and HZO, Inc.

A number of our portfolio companies announced financings and/or business milestones during the year, including:

•
D-Wave Systems, Inc., announced details of its most advanced quantum computing system, the D-Wave 2000QTM, at the inaugural users group conference in Santa Fe, New Mexico. During the first quarter of 2017, D-Wave Systems announced the sale of its first D-Wave 2000QTM to Temporal Defense Systems, a cybersecurity firm. D-Wave Systems also announced the formation of D-Wave Government Inc., a U.S. subsidiary formed to provide D-Wave Systems’s quantum computer systems to the U.S. government. D-Wave Systems also announced the members of the subsidiary’s independent board, which include prominent executives with extensive experience at U.S. government agencies including the Department of Energy, the Department of Defense, the National Science Board, the Defense Science Board and the Intelligence Community.

•
AgBiome, LLC, announced the award of a multi-year grant from the Bill & Melinda Gates Foundation for the evaluation and development of lead, proprietary biological fungicides in the fields of African smallholder farmers. The aim of the project is to identify and validate biological fungicides to control one or more of three major crop diseases of importance in Sub-Saharan Africa: sorghum anthracnose, black Sigatoka in banana, and aflatoxin contamination in maize.

•
Mersana Therapeutics, Inc., expanded its partnership with Takeda Pharmaceutical Company Limited, providing Mersana Therapeutics with an upfront payment of $40 million and an additional payment of $20 million upon clearance of the IND (Investigational New Drug application) for XMT-1522 by the FDA. Subject to the success of the XMT-1522 and antibody-drug conjugate programs, Mersana Therapeutics is eligible to receive milestone payments of more than $750 million combined as well as royalties. Takeda also agreed to invest up to $20 million in Mersana Therapeutics's future equity rounds of financing.

•
Additionally, Mersana Therapeutics, Inc., raised an equity round of capital from new and current investors at a higher price per share than the company’s prior round of financing. Lodo Therapeutics Corporation completed the second tranche of its initial equity round of financing. HZO, Inc., and NGX Bio, Inc., raised capital through issuance of convertible notes to new and existing investors.

•	The acquisition of Bridgelux, Inc., by a consortium of buyers that was initially announced in July 2015, closed on August 1, 2016.

•
Several of our portfolio companies announced new partnerships, including ORIG3N, Inc., with the National Football League's San Francisco 49ers; Ensemble Therapeutics Corporation with Novartis; Nanosys, Inc., with Hitachi; and Enumeral Biomedical Holdings, Inc., with Pieris Pharma.

•	TARA Biosystems, Inc., appointed serial entrepreneur and leading researcher, Professor Robert Langer of the Massachusetts Institute of Technology, to its board of directors.

•	HZO, Inc., announced a collaboration with Rakuten Kobo to protect its latest eReader, the Kobo Aura ONE.

•
Interome, Inc. (renamed HALE.life Corporation in 2017) announced that it is a co-organizer of the UnDx Consortium™. The UnDx Consortium brings together five precision medicine technology providers and prominent experts from medical centers and universities across the country to collaborate in an effort to produce new hypotheses for a group of seven patients struggling with undiagnosed diseases. The UnDx Consortium met to explore results of cutting-edge tests analyzing samples from these patients and their families. That meeting was the beginning of what is expected to evolve into an ongoing forum to explore the potential of combining precision medicine technologies to diagnose and treat disease. Interome subsequently announced that collaborators and organizers of the UnDx Consortium met again at the 14th annual Future in Review (FiRe) conference in Park City, UT. The meeting included a summary of the UnDx Consortium, a discussion of hypotheses resulting from the analysis of data, and the proposed next steps for the Consortium.

•
Muses Labs, Inc., presented data from a pilot study of its MEND Protocol for the treatment of early Alzheimer’s disease at the Alzheimer’s Association International Conference 2016. MEND Protocol is a multi-step cognitive evaluation process that uses advanced data processing technology to initially assess an individual's existing risk factors. Additionally. Muses Labs and Metabolon, Inc., announced a partnership to study and apply metabolomics in individuals with pre- and early-symptomatic cognitive decline and Alzheimer’s disease. Muses Labs and Metabolon stated that they expect to bring new clinical trial services and updated care protocols to the market.

•
EchoPixel, Inc., announced that its medical virtual reality system is ready for clinical implementation. The system is being distributed to customers in collaboration with the HP Zvr Interactive Virtual Reality Display and workstation. Additionally, EchoPixel’s 3D visualization technology was profiled in an article and video by ABC News.

We also faced the following challenges during the year:

•	Our net asset value per share decreased from $2.88 as of December 31, 2015, to $2.34 as of December 31, 2016.

•	Our share price decreased from $2.20 as of December 31, 2015, to $1.38 as of December 30, 2016, the last trading day of the year, and $1.34 as of March 14, 2017.

•
Two of our portfolio companies, Cambrios Technologies Corporation and Ultora, Inc., completed auctions of their respective assets by a trustee appointed to conduct such liquidations for the benefit of creditors. We did not receive any proceeds from the liquidation of assets of either company.

•
Senova Systems, Inc., sold substantially all of its assets to an undisclosed buyer for an upfront payment and potential future milestone payments. Even if all of the milestone payments are received in full, we do not expect to recover our cost basis of approximately $4 million. The Company received proceeds of $356,336 as repayment of the principal and accrued interest of its outstanding bridge notes of Senova Systems.

•
The values of public equities, particularly those of microcapitalization companies, are highly volatile. The price per share and market capitalization of Adesto Technologies Corporation decreased in value from $7.71 as of December 31, 2015, to $1.85 as of December 30, 2016, the last trading day of the year, and closed at $4.10 as of March 14, 2017. Enumeral Biomedical Holdings, Inc., decreased in value from $0.23 as of December 31, 2015, to $0.13 as of December 30, 2016, the last trading day of the year, and closed at $0.13 as of March 14, 2017.

•
The change in the price per share of Adesto Technologies Corporation between December 30, 2016, the last trading day of the year, and March 14, 2017, equals an increase of approximately $0.13 in net asset value per share.

•
The prices per share of Adesto Technologies Corporation's and Enumeral Biomedical Holdings, Inc.'s common stock continue to trade below the price per share at the time of each company's initial public listing. Additionally, the stock prices of comparable public market companies that impact the market's valuation of certain of our portfolio companies also decreased during the year.

•
The Company sold 1,409,796 shares of OpGen, Inc., a publicly traded portfolio company, in open market transactions for net proceeds, after commission, of $2,382,008, or an average sale price of $1.69 per share. Our average cost basis in OpGen was $4.02 per share. As of December 31, 2016, the Company no longer owned any shares of common stock of OpGen, but continues to hold 332,039 warrants to purchase common stock of OpGen.

•
The Company sold 243,540 shares of Champions Oncology, Inc., a publicly traded portfolio company, in open market transactions for net proceeds, after commission, of $407,344, or an average sale price of $1.67 per share. Our average cost basis in Champions Oncology was $6.66 per share. As of December 31, 2016, the Company no longer owned any shares of common stock of Champions Oncology, but continues to hold 5,500 warrants to purchase common stock of Champions Oncology.

•
The Company sold 500,000 warrants to purchase common stock of Enumeral Biomedical Holdings, Inc., a publicly traded portfolio company, for net proceeds of $40,000, or an average sale price per warrant of $0.08. Our average cost basis per warrant was $0.36. As of December 31, 2016, the Company continues to hold 7,966,368 shares of common stock and 1,255,120 warrants to purchase common stock of Enumeral Biomedical Holdings.

•
Even though financings of some of our portfolio companies may have occurred at increases in price per share from prior rounds of financing, such increases in value may not be reflected in full in our values owing to other rights and preferences afforded to investors in those rounds of financing. This challenge, in part, led to a decrease in our net asset value per share during 2016.

•	IPOs of small companies are difficult to complete, and, when they are completed, they often occur at valuations lower than publicly traded comparable companies and rounds of private financing.

•	The downturn in the oil and gas sector negatively affected the business operations of at least one of our portfolio companies, Produced Water Absorbents, Inc.

2017 Outlook

We have three core initiatives that we believe will continue to position us to generate returns for stockholders through appreciation in our net asset value, stock buybacks and dividends.

1)
We will continue to cultivate our maturing companies that have the potential to generate substantial returns. We will also continue to cultivate our focus on precision health and medicine through Interome, Inc. (renamed HALE.life Corporation in 2017).

2)
We will continue to reduce our net operating loss (defined as our investment income less our expenses). Our net operating loss decreased by 43 percent over the period of time from 2014 through 2016. We believe we can materially reduce this loss further in 2017 through a reduction in our expenses enabled primarily by the withdrawal of our election to be treated as a BDC and transition to a Registered Closed-End Fund, subsequent to shareholder approval. We will also continue to seek to increase substantially the short-term income generated from existing and new investments to offset our operating expenses and potentially generate additional cash flows for shareholders of the Company. This reduction in net operating loss will permit our shareholders to realize more of the value of our portfolio as it matures in the coming years.

3)
We will execute on a strategy for future new investments that will focus on what we believe are significantly undervalued, small publicly traded companies where we have the potential to positively impact the business and valuation through constructive activism. We will also more actively employ constructive activism in publicly traded positions currently in our portfolio (namely Adesto Technologies Corporation and Enumeral Biomedical Holdings, Inc.) as well as positions that become publicly traded from our existing privately held portfolio of investments.

Reduction of Net Operating Loss

During 2016, we reduced our net operating loss from approximately $7.2 million to $4.5 million. This reduction was owing to the following changes made during 2016:

•	We reduced the size of our investment team from four managing directors to two managing directors.

◦	Alexei Andreev, one of our former managing directors, transitioned to a part-time employee of the Company.

◦	Misti Ushio, another of our former managing directors, resigned on February 29, 2016, to pursue her role as CEO of one of our portfolio companies, TARA Biosystems, Inc.

•	We generated substantial income from fees for providing managerial assistance to portfolio companies, particularly Interome, Inc., which changed its name to HALE.life Corporation in early 2017.

We currently believe we will reduce our net operating loss further in 2017.

Portfolio Summary

As of December 31, 2016, we had 21 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or merger and acquisition ("M&A") transactions) and are not in the process of liquidating their assets (our "Active Portfolio"). These do not include 1) our publicly traded and unrestricted securities of Adesto Technologies Corporation and Enumeral Biomedical Holdings, Inc.; 2) our investment in NanoTerra, Inc., which was originally structured as a non-convertible debt investment; 3) our rights to milestone payments from Amgen, Inc., Laird Technologies, Inc., and Canon, Inc.; 4) our portfolio companies, 180 Degree Capital Corp., Ensemble Therapeutics Corporation, Laser Light Engines, Inc., and ProMuc, Inc., which are in the process of selling, licensing or liquidating their assets and/or have shut down; 5) our portfolio company AgTech Accelerator Corporation from which we have withdrawn participation; and 6) our portfolio companies, Black Silicon Holdings, Inc., Senova Systems, Inc., and SynGlyco, Inc., that exist to collect payments from the sale of subsidiaries or assets. As of December 31, 2016, we valued these 21 privately held equity-focused companies at $49,491,797. Including the companies referenced above, we valued our total portfolio at $58,334,309 as of December 31, 2016.

Summary of Returns

Since our investment in Otisville in 1983 through December 31, 2016, we have made a total of 114 equity-focused investments. We have completely exited 83 and partially exited two of these 114 investments, recognizing aggregate net realized gains of $80,579,506 on invested capital of $160,743,473. For the securities of the 29 privately held companies in our equity-focused portfolio held at December 31, 2016, we have net unrealized depreciation of $32,444,438 on invested capital of $83,720,546. We have aggregate net realized gains on our exited companies, offset by unrealized depreciation for our 29 currently held equity-focused investments of $48,135,068 on invested capital of $244,464,019. The above net realized gains do not take into consideration our annual operating expenses over the period from 1983 to December 31, 2016, which are directly or indirectly borne by our shareholders. At December 31, 2016, from first dollar in, the investment weighted average holding period for the 29 privately held equity-focused investments was 8.3 years. Historically, as measured from first dollar in to last dollar out, the investment weighted average holding period for the 83 investments we have fully exited was 6.5 years.

The amount of net realized losses includes the following exits in 2016:

•	Realized gains of:

◦	$3,571,117 on our investment in Metabolon, Inc.

◦	$302,324 on our investment in Magic Leap, Inc.

•	Realized losses of:

◦	$3,418,349 on our investment in Cambrios Technologies Corporation.

◦	$3,283,700 on our investment in OpGen, Inc.

◦	$2,999,470 on our investment in Bridgelux, Inc.

◦	$1,244,955 on our investment in Ultora, Inc.

◦	$1,215,285 on our investment in Champions Oncology, Inc.

◦	$140,125 on our investment in Enumeral Biomedical Holdings, Inc.

The aggregate net realized gains and the cumulative invested capital do not reflect the cost or value of our freely tradable shares of Adesto Technologies Corporation or Enumeral Biomedical Holdings, Inc., that we owned as of December 31, 2016. The aggregate net realized gains also do not include future potential milestone payments that could occur as part of the acquisitions of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., or Molecular Imprints, Inc. If these amounts were included as of December 31, 2016, our aggregate net realized gains and cumulative invested capital from 1983 through December 31, 2016, would be $73,955,162 and $178,001,110, respectively.

Recent and Potential Liquidity Events From Our Portfolio as of December 31, 2016

On November 30, 2016, the Company and Metabolon, Inc., executed an agreement whereby Metabolon repurchased all of the Company's securities of Metabolon for proceeds of $10,802,329, versus a cost basis of $7,231,212, or a net realized gain of $3,571,117.

On October 19, 2016, Senova Systems, Inc., sold substantially all of its assets to an undisclosed buyer for an upfront payment and potential future milestone payments. On November 15, 2016, Senova repaid the principal and accrued interest on its outstanding bridge notes yielding proceeds to the Company of $356,336. While we expect to receive a return of some of our invested capital in Senova, even if the milestone payments are received in full, we do not expect to recover our cost basis of approximately $4 million.

On August 1, 2016, Bridgelux, Inc., was acquired by an investment group led by the China Electronics Corporation and ChongQing Linkong Development Investment Company. The Company received $1,932,229 in cash and 221,938 shares of a new spin-out company, Xenio Corporation. We invested approximately $5 million in Bridgelux beginning with our initial investment in 2005. We valued our securities of Xenio at $184,653 as of December 31, 2016.

On May 1, 2015, the spin-out of Molecular Imprints, Inc.'s non-semiconductor business was acquired by Magic Leap, Inc. Upon closing of the transaction, we received an initial payment of $705,794 and 24,897 shares of Series B Preferred Stock of Magic Leap. On May 18, 2016, the Company received additional proceeds of $130,522 and 4,394 shares of Series B Preferred Stock of Magic Leap following the expiration of the one-year escrow period established at the closing of the transaction. That same day, the Company agreed to sell its shares of Magic Leap, Inc., to two undisclosed buyers for aggregate gross proceeds of

$640,928. The Company received proceeds of $257,347 from the sale of 11,761 shares of Magic Leap on June 28, 2016. On July 5, 2016, the Company received additional proceeds of $383,581 from the sale of our remaining 17,530 shares of Magic Leap.

On April 18, 2014, Canon, Inc., completed its acquisition of Molecular Imprints, Inc.'s semiconductor lithography equipment business. On October 1, 2015, the Company received proceeds of $795,567 upon the achievement of the first milestone associated with this transaction. As of December 31, 2016, we valued the remaining potential milestone payments from the sale of Molecular Imprints at $234,114. On April 20, 2016, the Company received proceeds of $390,492 from the release of a portion of the funds held in escrow following the transaction. We could receive an additional $234,322 from amounts held in escrow as well as up to $938,926 upon the achievement of certain additional milestones. There can be no assurance as to the timing and how much of the remaining amount we will ultimately realize in the future, if any. With the closing of the transaction, a new spin-out company, which retained the name "Molecular Imprints, Inc.," was formed to continue development and commercialization of nanoscale patterning in consumer and biomedical applications, and we became a shareholder of the new company.

In July 2015, SynGlyco, Inc., negotiated the acceleration and settlement of payments owed to it from the sale of its synthesis business to Corden Pharmaceuticals. This acceleration of payments yielded proceeds to the Company of $567,500 representing payment in full of our senior secured debt investment. We received additional repayments for our outstanding secured convertible bridge notes of approximately $750,000 during the first quarter of 2016. We currently expect to receive approximately an additional $30,000 in distributions from SynGlyco before it is shut down. These payments may bring our total cash distributions from this investment to approximately $1.6 million. We invested approximately $8.8 million in SynGlyco beginning with our initial investment in 2007. We valued our securities of the company at $30,000 as of December 31, 2016.

As of December 31, 2016, we valued the remaining potential milestone payments from the sale of BioVex Group, Inc., at $2,305,239. If all the remaining milestone payments were to be paid by Amgen, Inc., we would receive an additional $5,384,482. There can be no assurance as to the timing and how much of this amount we will ultimately realize in the future.

Our portfolio companies often plan for and/or begin the process of pursuing potential sales and/or IPOs by hiring bankers and/or advisers. We consider these efforts to be in the ordinary course of business for those companies until the potential and timing of a transaction become tangible through events such as the acceptance of a letter of intent to acquire a company or the beginning of a road show to pursue an IPO.

Review of Transactions Involving Our Publicly Traded Positions

We sold our entire position of 1,409,796 shares of OpGen, Inc., a publicly traded portfolio company, in open market transactions for net proceeds, after commission, of $2,382,008, or an average sale price of $1.69 per share during the year ended December 31, 2016. During the year ended December 31, 2015, we did not sell any shares of OpGen.
We sold our entire position of 243,540 shares of Champions Oncology, Inc., a publicly traded portfolio company, in open market transactions for net proceeds, after commission, of $407,344, or an average sale price of $1.67 per share during the year ended December 31, 2016. During the year ended December 31, 2015, we did not sell any shares of Champions.

We sold 500,000 warrants for the purchase of common stock of Enumeral Biomedical Holdings, Inc., a publicly traded portfolio company, in a private transaction for net proceeds of $40,000, or an average sale price of $0.08 per share, during the year ended December 31, 2016. During the year ended December 31, 2015, we did not sell any shares or warrants for the purchase of common stock of Enumeral Biomedical Holdings.

Maturity of Current Equity-Focused Portfolio

Our current portfolio is comprised of companies at varying stages of maturity in a diverse set of industries. As our portfolio companies mature, we seek to invest in new early- and mid-stage companies that may mature into mid- and late-stage companies. This continuous progression creates a pipeline of investment maturities that may lead to future sources of positive contributions to net asset value per share as these companies mature and potentially experience liquidity and exit events. The investment maturities for our Active Portfolio, the 21 equity-focused companies that are not in the process of being sold or shut down, and our publicly traded portfolio companies are shown in the table below.

Portfolio by Stage of Company

Active Privately Held Portfolio Companies

	Early-Stage	Mid-Stage	Late-Stage

	ABSMaterials, Inc.	AgBiome, LLC	D-Wave Systems, Inc.
	Accelerator IV-New York Corporation	EchoPixel, Inc.	HZO, Inc.
	Essential Health Solutions, Inc.	Mersana Therapeutics, Inc.	Nanosys, Inc.
	Fleet Health Alliance, LLC	NGX Bio, Inc.	Produced Water Absorbents, Inc.
	Genome Profiling, LLC	ORIG3N, Inc.
Interome, Inc. (HALE.life Corporation)
Lodo Therapeutics Corporation
Muses Labs, Inc.
Petra Pharma Corporation
Phylagen, Inc.
TARA Biosystems, Inc.
Xenio Corporation

Value as of 12/31/16	$11,883,856	$17,669,600	$19,938,341

Publicly Traded Portfolio Companies

	Early-Stage	Mid-Stage	Late-Stage

	Enumeral Biomedical Holdings, Inc.		Adesto Technologies Corporation

Value as of 12/31/16*	$1,035,628	$0	$3,274,256

Value as of 3/14/17*	$1,035,628	$0	$7,256,459

* Values as of December 31, 2016 and March 14, 2017, exclude values attributable to warrants to purchase shares of common stock.

We expect some of our portfolio companies to transition between stages of maturity over time. This transition may be forward if the company is maturing and is successfully executing its business plan or may be backward if the company is not successfully executing its business plan or decides to change its business plan substantially from its original plan. Transitions backward may be accompanied by increases in non-performance risk, which reduce valuations. We discuss non-performance risk and its implications on value below in the section titled "Valuation of Investments."

We categorized our seven new portfolio companies in 2016, 180 Degree Capital Corp., AgTech Accelerator Corporation, Essential Health Solutions, Inc., Fleet Health Alliance, LLC, Genome Profiling, LLC, Interome Inc., and Muses Labs, Inc., as early-stage companies. 180 Degree Capital was dissolved on February 17, 2017, and our invested capital was returned in full. We withdrew from participation in AgTech Accelerator on February 3, 2017. During 2016, we transitioned HZO, Inc., from a mid-stage company to a late-stage company and EchoPixel, Inc., NGX Bio, Inc., and ORIG3N, Inc., from early-stage companies to mid-stage companies.

Ownership of Our Portfolio Companies

The potential returns from approximately half of the companies in our portfolio could be the real drivers of net asset value growth over the coming years. These companies include ones in which we have substantial ownership and ones where we currently believe the potential value at exit is substantial. The table below provides some additional detail on our ownership of our Active Portfolio, the 21 privately held, equity-focused companies in our portfolio that have yet to complete liquidity events (e.g., public listings or M&A transactions) and are not in the process of liquidating their assets.

Portfolio Company	Voting Ownership Range
Interome, Inc.*	>=20%
NGX Bio, Inc.*
Essential Health Solutions, Inc.*
EchoPixel, Inc.
Produced Water Absorbents, Inc.
TARA Biosystems, Inc.*
ABSMaterials, Inc.	15-20%
HZO, Inc.	10-15%
ORIG3N, Inc.
Accelerator IV-New York Corporation	5-10%
AgBiome, LLC
Petra Pharma Corporation	2.5-5%
Lodo Therapeutics Corporation	0-2.5%
Nanosys, Inc.
D-Wave Systems, Inc.**
Mersana Therapeutics, Inc.
Xenio Corporation
Fleet Health Alliance, LLC***
Genome Profiling, LLC***
Muses Labs, Inc.***
Phylagen, Inc.***

*	Denotes a controlled affiliated company.

**
We own voting and non-voting classes of preferred equity of D-Wave Systems, Inc. If the non-voting preferred equity was included in the calculation, our ownership of D-Wave would be in the 2.5-5 percent range.

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

The price per share at which we invest may or may not change and may or may not increase from round to round. Additionally, we generally purchase preferred stock that is convertible into shares of common stock of the portfolio company. This conversion, if it occurs, generally coincides with a public offering or public listing event, but it may also occur in the event of a recapitalization of the company. This conversion may or may not be on a one share of preferred stock for one share of common stock basis.

The table below shows the investment history and current conversion ratio for 13 active companies in our portfolio of 21 privately held companies in which we have made at least one investment in convertible preferred equity.

Portfolio Company	Price Per Share of Round of Financing	Classes of Equity Owned By H&H	No. of Shares of Each Security Owned by H&H	H&H Ownership on As Converted Basis	Fair Value as of 12/31/16
ABSMaterials, Inc.	$1.0000	Series A Convertible Preferred Stock	390,000	390,000	$204,832
	$1.2073	Series B Convertible Preferred Stock	1,037,751	1,037,751	$904,433
AgBiome, LLC	$1.0000	Series A-1 Convertible Preferred Stock	2,000,000	2,000,000	$6,949,809
	$1.2500	Series A-2 Convertible Preferred Stock	417,392	417,392	$1,499,004
	$3.1148	Series B Convertible Preferred Stock	160,526	160,526	$766,184
D-Wave Systems, Inc.	$0.8753	Series 1 Class B Convertible Preferred Stock	1,144,869	1,144,869	$2,137,105
	$1.0829	Series 1 Class C Convertible Preferred Stock	450,450	450,450	$843,457
	$0.8753	Series 1 Class D Convertible Preferred Stock	855,131	855,131	$1,601,213
	$0.9212	Series 1 Class E Convertible Preferred Stock	269,280	269,280	$509,938
	$0.9212	Series 1 Class F Convertible Preferred Stock	258,721	258,721	$489,942
	$1.9726	Series 1 Class H Convertible Preferred Stock	460,866	460,866	$932,321
	$1.0852	Series 2 Class D Convertible Preferred Stock	678,264	678,264	$1,270,033
	$1.2833	Series 2 Class E Convertible Preferred Stock	513,900	513,900	$977,728
	$1.2833	Series 2 Class F Convertible Preferred Stock	493,747	493,747	$939,386
	$2.6200	Series 1 Class I Convertible Preferred Stock(1)	—	—
EchoPixel, Inc.	$0.2980	Series Seed Convertible Preferred Stock	4,194,630	4,194,630	$930,056
	$0.3386	Series Seed-2 Convertible Preferred Stock	1,476,668	1,476,668	$332,650
Ensemble Therapeutics Corporation	$1.3800	Series B Convertible Preferred Stock	1,449,275	1,449,275	$0
	$1.3800	Series B-1 Convertible Preferred Stock	492,575	492,575	$872,469

Portfolio Company	Price Per Share of Round of Financing	Classes of Equity Owned By H&H	No. of Shares of Each Security Owned by H&H	H&H Ownership on As Converted Basis	Fair Value as of 12/31/16
Essential Health Solutions, Inc.	$0.0001	Common Stock	200,000	200,000	$116,767
	$1.0000	Series A Convertible Preferred Stock	2,750,000	2,750,000	$2,747,905
HZO, Inc. (2)	$1.6431	Common Stock	405,729	405,729	$465,269
	$2.5188	Series I Convertible Preferred Stock	2,266,894	2,266,894	$4,126,543
	$3.7057	Series II Convertible Preferred Stock	674,638	674,638	$1,741,033
	$3.2739	Series II-A Convertible Preferred Stock	69,053	69,053	$255,888
Lodo Therapeutics Corporation	$1.0000	Series A Convertible Preferred Stock	658,190	658,190	$659,762
Mersana Therapeutics, Inc. (3)	$11.0555	Common Stock	350,539	350,539	$718,414
	$1.0763	Series A-1 Convertible Preferred Stock	635,081	635,081	$1,339,343
	$1.0763	Series B-1 Convertible Preferred Stock	339,887	339,887	$732,992
	$2.2557	Series C-1 Convertible Preferred Stock(1)	—	—
Nanosys, Inc.	$1.8670	Series C Convertible Preferred Stock	803,428	892,432	$531,914
	$2.9500	Series D Convertible Preferred Stock	1,016,950	1,207,486	$1,217,890
	$1.1450	Series E Convertible Preferred Stock	433,688	433,688	$618,332
	$1.2219	Series F Convertible Preferred Stock(1)	—	—
	$1.1696	Series G Convertible Preferred Stock(1)	—	—
NGX Bio, Inc.	$0.7500	Series Seed Convertible Preferred Stock	666,667	666,667	$706,423
	$1.5152	Series A Convertible Preferred Stock	329,989	329,989	$447,338
ORIG3N, Inc.	$0.4183	Series 1 Convertible Preferred Stock	1,195,315	1,195,315	$985,936
	$1.0992	Series A Convertible Preferred Stock	1,364,666	1,364,666	$1,271,006
Petra Pharma Corporation	$1.0000	Series A Convertible Preferred Stock	1,525,050	1,525,050	$1,529,372
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

Level of Involvement in Our Portfolio Companies

The 1940 Act generally requires that BDCs offer to "make available significant managerial assistance" to portfolio companies. We are actively involved with our portfolio companies through membership on boards of directors, as observers to the boards of directors and/or through frequent communication with management. As of December 31, 2016, we held at least one board seat or observer rights on 16, or 76 percent, of 21 equity-focused portfolio companies that have yet to complete a liquidity event or public listing and are not in the process of being shut down or have not agreed to be acquired as of December 31, 2016.

Investments and Current Investment Pace

The following is a summary of our initial and follow-on equity-focused investments from January 1, 2012, to December 31, 2016.

Investments in Our Equity-Focused Portfolio
of Privately Held and Publicly Traded Companies

	2012	2013	2014	2015	2016
Total Incremental Investments	$15,141,941	$18,076,288	$14,276,808	$11,963,021	$10,521,323
No. of New Investments	2	2	3	4	7
No. of Follow-On Investment Rounds	26	37	33	31	24
No. of Rounds Led	3	9	8	8	13
Average Dollar Amount – Initial	$1,407,500	$550,001	$338,677	$395,738	$573,861
Average Dollar Amount – Follow-On	$474,113	$449,359	$401,842	$334,841	$271,012

Our Sources of Liquid Capital

The sources of liquidity that we use to make our investments are classified as primary and secondary liquidity. As of December 31, 2016, and December 31, 2015, our total primary and secondary liquidity was $20,038,201 and $37,053,638, respectively. We believe it is important to examine both our primary and secondary liquidity when assessing the strength of our balance sheet and our future investment capabilities.

Primary liquidity is comprised of cash and certain receivables. As of December 31, 2016, we held $15,433,919 in cash and $294,398 in certain receivables. As of December 31, 2015, we held $17,922,630 in cash and $30,427 in certain receivables.

The following proceeds added to our primary liquidity during the year ended December 31, 2016:

•	$10,802,329 from the sale of our investment in Metabolon, Inc.;

•	$2,382,008, net of commissions, from the sale of 1,409,796 shares of our investment in OpGen, Inc., in open market transactions;

•	$1,932,229 from the sale of our investment in Bridgelux, Inc.;

•	$1,002,853 in fees for providing managerial assistance to certain portfolio companies;

•	$750,000 from the repayment of certain bridge notes in SynGlyco, Inc.;

•	$640,928 from the sale of our shares of Magic Leap, Inc.;

•	$407,344, net of commissions, from the sale of 243,540 shares of our investment in Champions Oncology, Inc., in open market transactions;

•	$390,492 from the release of a portion of the funds held in escrow from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc.;

•	$356,336 from the repayment of the bridge notes in Senova Systems, Inc.;

•	$130,522 from the release of the funds held in escrow from the sale of Molecular Imprints' non-semiconductor business to Magic Leap;

•	$119,242 from the repayment of certain bridge note interest in Black Silicon Holdings, Inc.;

•	$113,950 from the repayment of a bridge note in EchoPixel, Inc.;

•	$82,296 from the sale of Xradia, Inc., in 2013, resulting from a tax refund associated with Xradia for a period prior to its sale; and

•	$40,000 from the sale of 500,000 warrants to purchase common stock of Enumeral Biomedical Holdings, Inc.

Potential milestone payments from the sale of BioVex Group, Inc., and the sale of Molecular Imprints, Inc., to Canon, Inc., would also add to our primary liquidity if these milestones are achieved successfully. The probability-adjusted values of the future milestone payments for the sales of BioVex and Molecular Imprints, as determined at the end of each fiscal quarter, are included as an asset on our Consolidated Statements of Assets and Liabilities and will be included in primary liquidity only if and when payment is received for achievement of the milestones.

Our secondary liquidity is comprised of the unrestricted stock of publicly traded companies. Although these companies are publicly traded, their stock may not trade at high volumes and prices may be volatile, which may restrict our ability to sell our positions at any given time. As of December 31, 2016, our secondary liquidity was $4,309,884. Adesto Technologies Corporation and Enumeral Biomedical Holdings, Inc., account for $3,274,256 and $1,035,628, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of December 30, 2016, the last trading day of the year.

During the year ended December 31, 2015, we received proceeds of $2,070,955 from our rights to milestone payments from Amgen, Inc., associated with the sale of BioVex Group, Inc., proceeds of $795,567 from our rights to milestone payments from Canon, Inc., associated with the sale of Molecular Imprints, Inc., proceeds of $191,609 for fees for providing managerial assistance to certain portfolio companies, proceeds of $411,296 from the repayment of the senior secured debt by Nano Terra, Inc., proceeds of $8,353 from our former investment in Contour Energy Systems, Inc., proceeds of $2,429,202 from the repayment of certain bridge notes in Black Silicon Holdings, proceeds of $4,828,052 on the sale of our investment in Nantero, Inc., proceeds of $705,794 on the sale of our investment in Molecular Imprints, proceeds of $103,310 on the sale of certain warrants of GEO Semiconductor, Inc., proceeds of $567,500 from the repayment of the senior secured debt of SynGlyco, Inc., and net proceeds of $170,662 on the sale of our remaining 50,000 shares of Solazyme. The proceeds from these transactions added to our primary liquidity during the year ended December 31, 2015.

As of December 31, 2015, our secondary liquidity was $19,100,581. Champions Oncology, Inc., accounts for $944,819 of the total amount of secondary liquidity based on the volume weighted average price of its common stock during the year ended December 31, 2015. Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., and OpGen, Inc., account for $13,645,682, $1,831,468 and $2,678,612, respectively, of the total amount of secondary liquidity based on the closing price of their common stock as of December 31, 2015. We were subject to lock-up agreements restricting our ability to trade our securities of Enumeral Biomedical Holdings and Adesto Technologies, exclusive of the general restriction on the transfer of unregistered securities, as of December 31, 2015. The lock-up period on our 7,966,368 shares and warrants for the purchase of 1,755,120 shares of common stock of Enumeral Biomedical Holdings expired on January 31, 2016. The lock-up period on our 1,769,868 shares of common stock of Adesto Technologies expired on April 25, 2016.

The draw period for the Loan Facility expired on September 30, 2016, and is no longer available to the Company for additional liquidity.  During the fourth quarter of 2016, the Company paid off all outstanding obligations associated with the Loan Facility. As of December 31, 2016, we did not have outstanding debt.

Current Business Environment

The success of our business is predicated on our ability to invest in companies that provide returns on our invested capital through increases in value of our ownership of those companies, through realized returns generated through the sale of our securities of those companies and, currently to a lesser extent, through short-term income generated from our involvement with those companies. All of these factors can be affected by the current business environment.

Our ability to increase the value of our ownership in our investee companies requires that the current business environment be favorable for the companies to be able to execute on their business and attract additional capital at progressively lower costs over time, if required. These two factors may not necessarily be linked as, more often than not, the price of capital is determined by new investors, and there may not be competition that would provide the company with more leverage in negotiations of price and terms. This situation is especially impactful in private financings and public financings of small capitalization companies where there are limited investors from which to raise capital. We believe this situation will continue for the foreseeable future given the decrease in investors willing to invest in small capitalization companies and as capital flows from actively managed funds to passively managed funds that do not frequently invest in such financings. That said, certain companies will continue to raise capital at increasing valuations and under favorable terms, and for such companies, the current business environment can be supportive of such events.

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

The most pronounced issue for certain of our portfolio companies in terms of execution related to the current business environment is the continued pressure on the price of oil. Our exposure to this market is limited to our investment in Produced Water Absorbents, Inc., which is valued at approximately 1.7 percent of our net assets.

Our ability to generate realized returns through the sale of the securities of our investee companies is impacted by the values of publicly traded companies, particularly microcapitalization companies and the global environment for mergers and acquisitions (M&A). We believe the current business environment is increasing its risk tolerance as compared with prior years, which may be positive for small and microcapitalization companies. That said, we expect that the values of microcapitalization companies will continue to be volatile, which may affect our ability to monetize our positions in our publicly traded portfolio companies and the value which is ultimately realized from these investments.

Our short-term income is generated through interest income from convertible and non-convertible debt investments, yield-enhancing fees on debt securities and fees for providing managerial assistance to portfolio companies. We believe the current business environment is supportive for us to be able to continue to generate income from these sources as the majority of such income comes from securities or engagements with companies outside of the oil and gas industries and is associated with companies that we control.

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

The values of privately held companies are inherently more difficult to determine than those of publicly traded companies at any single point in time because securities of these types of companies are not actively traded. We believe, perhaps even more than in the past, that illiquidity, and the perception of illiquidity, can affect value. Management believes further that the long-term effects of the difficult venture capital market and difficult exit environments will continue to affect negatively the fundraising ability of weak companies. Near-term improvements in the overall global economy and public markets can also affect value.

We note that while the valuations of our privately held, equity-focused companies may decrease, sometimes substantially, such decreases may facilitate increases in our ownership of the overall companies in conjunction with follow-on investments if we choose to make such investments. In these cases, the ultimate return on our overall invested capital could be greater than it would have been without such interim decreases in valuation.

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

Option pricing models use the following inputs in their calculations:

•	Price per Share of the Last Round of Financing

•	Liquidation Preferences (including dividends and redemptions, if any)

•	Estimated Time to Exit

•	Estimated Volatility

•	Risk-Free Interest Rate

•	Outstanding Capitalization of the Company

Variations in these inputs and assumptions can have a significant impact on fair value. Companies that are valued using market comparables and/or volatilities derived from publicly traded securities are subject to the volatilities within those markets.

Given the consideration of the liquidation preferences, option pricing models more accurately represent scenarios where liquidation preferences are honored, as they would be in M&A scenarios, but not in public offering scenarios, where, in general, all classes of preferred stock convert to common stock. Liquidation preferences are business terms that are generally used in the venture capital industry and are used to provide some downside protection should the company not meet expectations. They can be structured on parity with prior rounds of financing or senior to prior rounds of financing. They can include multiples on the amounts invested and can provide for further distributions following the initial preference or be restricted to the amount of invested capital.

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

Two of our portfolio companies trade on public exchanges and are subject to the volatility inherent in the public markets. The following table illustrates the range of values of these securities. We no longer hold shares of common stock of Champions Oncology, Inc. and OpGen, Inc., as of December 31, 2016.

Public Companies' Trading History

	Price per Share on March 14, 2017	Q4 2016 Trading Range	H&H Ownership Value in Q4 2016 Trading Range(1)	January - December 2016 Trading Range	H&H Ownership Value in January - December 2016 Trading Range(1)
Adesto Technologies Corp.	$4.10	$1.50 - $2.76	$2.7 - $4.9 million	$1.50-$7.81	$2.7 - $13.8 million
Enumeral Biomedical Holdings, Inc.	$0.13	$0.12 - $0.21	$1.0 - $1.7 million	$0.11-$0.29	$0.9 - $2.3 million
Total:			$3.7 - $6.6 million		$3.6 - $16.1 million

(1) Calculated based on common stock held as of December 30, 2016, the last trading day of the year.

In each of the years in the period of 2012 through 2016, excluding our rights to milestone payments, we recorded the following gross write-ups in privately held securities as a percentage of net assets at the beginning of the year ("BOY"), gross write-downs in privately held securities as a percentage of net assets at the beginning of the year, and change in value of private portfolio securities as a percentage of net assets at the beginning of the year.

Gross Write-Ups and Write-Downs of the Privately Held Portfolio

	2012	2013	2014	2015	2016
Net Asset Value, BOY	$145,698,407	$128,436,774	$122,701,575	$109,654,427	$88,711,671
Gross Write-Downs During Year	$(19,604,046)	$(19,089,816)	$(14,050,501)	$(15,710,180)	$(6,693,168)
Gross Write-Ups During Year	$14,099,904	$10,218,994	$4,587,923	$6,628,025	$10,434,142
Gross Write-Downs as a Percentage of Net Asset Value, BOY	(13.5)%	(14.9)%	(11.5)%	(14.3)%	(7.5)%
Gross Write-Ups as a Percentage of Net Asset Value, BOY	9.7%	8.0%	3.8%	6.0%	11.8%
Net Change as a Percentage of Net Asset Value, BOY	(3.8)%	(6.9)%	(7.7)%	(8.3)%	4.3%

From December 31, 2015, to December 31, 2016, the value of our investment portfolio, including our rights to potential future milestone payments from the sales of BioVex Group, Inc., Nextreme Thermal Solutions, Inc., and Molecular Imprints, Inc., and our one portfolio company, Accelerator IV-New York Corporation, valued by the equity method decreased by $18,818,595, from $77,152,904 to $58,334,309.

This decrease is net of the sale of all of our equity securities of Bridgelux, Inc., Champions Oncology, Inc., Magic Leap, Inc., Metabolon, Inc, and OpGen, Inc., and a portion of our warrant securities of Enumeral Biomedical Holdings, Inc., during 2016 that were valued in aggregate at approximately $20.1 million as of December 31, 2015. During 2016, we invested approximately $10.5 million in new and follow-on investments. The net decrease in the value attributable to our investment portfolio from December 31, 2015, to December 31, 2016 was approximately $3.7million.

Six portfolio companies, Adesto Technologies Corporation, Enumeral Biomedical Holdings, Inc., Ensemble Therapeutics Corporation, HZO, Inc., Produced Water Absorbents, Inc., and Senova Systems, Inc., accounted for $16.1million, or 90.8 percent, of the gross write-downs of our portfolio companies held as of December 31, 2016.

The primary contributing factor for the decrease in the valuation of Adesto Technologies Corporation and Enumeral Biomedical Holdings, Inc., were decreases in the price per share of common stock traded on the NASDAQ Market and the OTC Market, respectively.

The primary contributing factor to the decrease in the valuation of Ensemble Therapeutics Corporation was a decrease in the estimated potential future cash flows from partnerships and out-licensing of therapeutic candidates.

The primary contributing factor to the decrease in the valuation of HZO, Inc., was related to option pricing model-related factors including a new round of financing with a senior liquidation preference, but the same price per share as the prior round of financing.

The primary contributing factor to the decrease in the valuation of Produced Water Absorbents, Inc., was a decrease in the trailing twelve-month revenues of the company during 2016 compared with 2015.

The primary contributing factor to the decrease in the valuation of Senova Systems, Inc., was the terms of the sale of the assets of the company.

Four portfolio companies, AgBiome, LLC, D-Wave Systems, Inc., Mersana Therapeutics, Inc., and Nanosys, Inc. accounted for $9.2million, or 88.2 percent, of the gross write-ups of our portfolio companies held as of December 31, 2016.

The primary contributing factor for the increase in the valuation of AgBiome, LLC, was an increase in the value of a set of publicly traded comparable companies used in the determination of value by option pricing modeling.

The primary contributing factor for the increases in the valuations of D-Wave Systems, Inc., and Mersana Therapeutics, Inc., were the terms of new rounds of financing each company completed during 2016.

The primary contributing factor for the increase in the valuation of Nanosys, Inc., was the increase in trailing twelve-month revenues and an increase in the multiple to revenue derived from a set of publicly traded comparable companies.

We note that our Valuation Committee and ultimately our Board of Directors take into account multiple sources of quantitative and qualitative inputs to determine the value of our privately held portfolio companies.

We also note that our Valuation Committee does not set the value of our unrestricted or registered shares of Enumeral Biomedical Holdings, Inc., which trade publicly over-the-counter, or the value of our unrestricted shares of Adesto Technologies Corporation, which trade on the NASDAQ Capital Market.

As of December 31, 2016, our top ten investments by value accounted for approximately 78 percent of the value of our equity-focused portfolio.

Top Ten Equity-Focused Investments by Value
Portfolio Company	Value as of 12/31/2016	Cumulative % of Equity Focused Venture Capital Portfolio

D-Wave Systems, Inc.	$9,714,459	17%
AgBiome, LLC	$9,214,997	34%
HZO, Inc.	$6,613,046	46%
Adesto Technologies Corporation*	$3,274,256	52%
Essential Health Solutions, Inc.	$2,864,672	57%
TARA Biosystems, Inc.	$2,799,938	62%
Mersana Therapeutics, Inc.	$2,790,749	67%
Nanosys, Inc.	$2,368,136	71%
ORIG3N, Inc.	$2,256,942	75%
NGX Bio, Inc.	$1,733,972	78%

* Adesto Technologies Corporation's rank by value includes the value of Level 1 Common Stock.

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

The potential for, or occurrence of, inflation could result in rising interest rates for government-backed debt.  We may also invest in both short- and long-term U.S. government and agency securities. To the extent that we invest in short- and long-term U.S. government and agency securities, changes in interest rates result in changes in the value of these obligations that result in an increase or decrease of our net asset value. The level of interest rate risk exposure at any given point in time depends on the market environment, the expectations of future price and market movements, and the quantity and duration of long-term U.S. government and agency securities held by the Company, and it will vary from period to period. During the years ended December 31, 2016, and December 31, 2015, we did not hold any U.S. government securities.

Comparison of Years Ended December 31, 2016, 2015, and 2014

During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, we had net decreases in net assets resulting from operations of $16,366,360, $20,245,830 and $13,570,420, respectively.

Investment Income and Expenses:

During the years ended December 31, 2016, 2015, and 2014, we had net operating losses of $4,516,108, $7,162,510 and $7,901,727, respectively. The variation in these results is primarily owing to the changes in investment income and operating expenses, including non-cash expense included in salaries, benefits and stock-based compensation of $158,973 in 2016, $798,965 in 2015, and $857,006 in 2014. During the years ended December 31, 2016, 2015, and 2014, total investment income was $1,792,190, $916,995 and $517,800, respectively. During the years ended December 31, 2016, 2015, and 2014, total operating expenses were $6,308,298, $8,079,505 and $8,419,527, respectively.

During the year ended December 31, 2016, as compared with the year ended December 31, 2015, investment income increased, reflecting increases in fees for providing managerial assistance to portfolio companies, increases in interest income from convertible bridge notes and non-convertible promissory notes, increases in interest income from senior secured debt securities, and increases in yield-enhancing fees on debt securities. Our fees for providing managerial assistance to portfolio companies increased for the year ended December 31, 2016, and include $900,000 earned from Interome, Inc., a newly founded portfolio company that we currently control and manage, pursuant to a consulting agreement between the Company and Interome executed during the first quarter of 2016 and expiring on March 31, 2017. During the year ended December 31, 2016, and December 31, 2015, we did not hold any U.S. government securities primarily owing to the continued low yields available over the durations of maturities in which we were willing to invest.

Operating expenses, including non-cash, stock-based compensation expenses, were $6,308,298 and $8,079,505 for the years ended December 31, 2016, and December 31, 2015, respectively. The decrease in operating expenses for the year ended December 31, 2016, as compared with the year ended December 31, 2015, was primarily owing to decreases in salaries, benefits and stock-based compensation expense, professional fees, rent expense, insurance expense, directors' fees and expenses and custody fees, offset by increases in administration and operations expense and interest and other debt expense.

Salaries, benefits and stock-based compensation expense decreased by $1,681,221, or 39.8 percent, for the year ended December 31, 2016, as compared with December 31, 2015, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease in compensation cost of $639,992 for restricted stock awards associated with the Stock Plan, and a decrease in employee bonus expense of $582,000, offset by an increase of $129,246 in the projected benefit obligation expense accrual for medical and pension retirement benefits. At December 31, 2016, we had seven full-time employees and one part-time employee as compared with nine full-time employees and one part-time employee at December 31, 2015. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $158,973, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Professional fees decreased by $146,191, or 9.7 percent, for the year ended December 31, 2016, as compared with December 31, 2015, primarily as a result of a decrease in certain consulting fees and accounting fees associated with exploration of strategic opportunities, offset by an increase in certain legal fees. Rent expense decreased by $39,804, or 13.2 percent, for the year ended December 31, 2016, as compared with December 31, 2015. Our rent expense of $262,024 for the year ended December 31, 2016, includes $320,833 of rent paid in cash, net of $58,809 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $320,833 includes $33,143 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Insurance expense decreased $28,860, or 10.0 percent, for the year ended December 31, 2016, as compared with December 31, 2015. Directors' fees and expenses decreased by $11,876, or 3.3 percent, for the year ended December 31, 2016, as compared with December 31, 2015, primarily owing to a decrease in the number of members serving on the Board of Directors. Custody fees decreased by $18,699, or 30.2 percent, for the year ended December 31, 2016, as compared with December 31, 2015.

Administration and operations expense increased by $42,550, or 8.2 percent, for the year ended ended December 31, 2016, as compared with December 31, 2015, primarily as a result of net increases in general office and administration expenses, offset by decreases in managing directors' travel-related expenses and decreases in costs associated with a Meet the Portfolio Day held during 2015. We did not hold a Meet the Portfolio Day during the year ended December 31, 2016. Interest and other debt expense increased by $115,466, or 15.0 percent, for the year ended December 31, 2016, as compared with December 31, 2015, primarily as a result of utilization fees associated with a drawdown of the Loan Facility.

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

Salaries, benefits and stock-based compensation expense decreased by $647,733, or 13.3 percent, for the year ended December 31, 2015, as compared with December 31, 2014, primarily as a result of a decrease in salaries and benefits owing primarily to a decrease in our employee headcount, a decrease of $214,090 in the projected benefit obligation expense accrual for medical and pension retirement benefits, and a decrease in compensation cost of $58,041 for restricted stock awards associated with the Stock Plan, offset by an increase in employee bonus expense of $172,500. At December 31, 2015, we had nine full-time employees and one part-time employee as compared with full-time employees and one part-time employee at December 31, 2014. While the non-cash, stock-based compensation expense for the Stock Plan increased our operating expenses by $798,965, this increase was offset by a corresponding increase to our additional paid-in capital, resulting in no net impact to our net asset value. Administration and operations expense decreased by $163,283, or 24.0 percent, for the year ended ended December 31, 2015, as compared with December 31, 2014, primarily as a result of decreases in managing directors' travel-related expenses and net decreases in general office and administration expenses, including decreases in costs associated with a Meet the Portfolio Day held during 2014. We did not hold a Meet the Portfolio Day during the year ended December 31, 2015. Insurance expense decreased $33,993, or 10.6 percent, for the year ended December 31, 2015, as compared with December 31, 2014. Directors' fees and expenses decreased by $15,186, or 4.1 percent, for the year ended December 31, 2015, as compared with December 31, 2014 primarily owing to a smaller Board of Directors.

Professional fees increased by $127,164, or 9.2 percent, for the year ended December 31, 2015, as compared with December 31, 2014, primarily as a result of an increase in certain legal fees and accounting fees associated with exploration of strategic opportunities, offset by a decrease in certain consulting fees. Rent expense increased by $2,780, or less than one percent, for the year ended December 31, 2015, as compared with December 31, 2014. Our rent expense of $301,828 for the year ended December 31, 2015, includes $353,619 of rent paid in cash, net of $51,791 non-cash rent expense, credits and abatements that we recognize on a straight-line basis over the lease term. Our rent paid in cash of $353,619 includes $30,822 of real estate tax escalation charges on our corporate headquarters located at 1450 Broadway in New York City. Interest and other debt expense increased by $393,750, or 104.3 percent, for the year ended December 31, 2015, as compared with December 31, 2014, primarily as a result of utilization fees associated with a drawdown of the Loan Facility. Custody fees increased by $1,747, or 2.9 percent, for the year ended December 31, 2015, as compared with December 31, 2014.

Realized Gains and Losses from Investments:

During the years ended December 31, 2016, 2015, and 2014, we realized net (losses) gains on investments of $(8,075,175), $4,531,700 and $(5,083,625), respectively. For the years ended December 31, 2016, 2015, and 2014, we realized net (losses) gains from investments, before taxes, of $(8,073,408), $4,533,848 and $(5,065,729), respectively. Income tax expense for the years ended December 31, 2016, 2015, and 2014 was $1,767, $2,148 and $17,896, respectively.

During the year ended December 31, 2016, we realized net losses of $(8,073,408) consisting primarily of a realized loss of $3,418,349 on our investment in Cambrios Technologies Corporation, a realized loss of $3,283,700 on the sale of 1,409,796 shares of OpGen, Inc., a realized loss of $2,999,470 on our investment in Bridgelux, Inc., a realized loss of $1,244,955 on our investment in Ultora, Inc., a realized loss of $1,215,285 on the sale of 243,540 shares of Champions Oncology, Inc., and a realized loss of $140,125 in Enumeral Biomedical Holdings, Inc., owing to the partial sale of warrants, offset by a realized gain of $3,571,118 on our investment in Metabolon, Inc., a realized gain of $302,324 on our investment in Magic Leap, Inc., a realized gain of $196,334 on our escrow payment from the sale of our investment in Molecular Imprints, Inc., to Canon, Inc., a realized gain of $82,296 owing to additional proceeds received from the sale of Xradia, Inc., in 2013, a realized gain of $67,094 on our escrow payment from the sale of our investment in Molecular Imprints, Inc., to Magic Leap, Inc., and a realized gain of $9,295 on our investment in Black Silicon Holdings, Inc., owing to the repayment of certain convertible bridge notes.

During the year ended December 31, 2015, we realized net gains of $4,533,848, consisting primarily of a realized gain of $3,109,347 on the sale of our investment in Nantero, Inc., a realized gain of $1,790,891 on the repayment of certain bridge notes of Black Silicon Holdings, Inc., a realized gain of $862,346 on our rights to milestone payments from Amgen, Inc., associated with the sale of BioVex Group, Inc., a realized gain of $398,762 on our rights to milestone payments from Canon, Inc., associated with the sale of Molecular Imprints, Inc., a realized gain of $242,485 on the sale of our investment in Molecular Imprints, Inc., a realized gain of $52,563 on the sale of 50,000 shares of Solazyme, Inc., a realized gain of $35,403 on the repayment of the senior secured debt by Nano Terra, Inc., a realized gain of $8,942 on the sale of certain warrants of GEO Semiconductor, Inc., a realized gain of $8,353 on our former investment in Contour Energy Systems, Inc., owing to its liquidation and dissolution in 2014, and a realized gain of $4,335 on our escrow payment from the sale of our investment in Molecular Imprints to Canon, Inc., offset by a realized loss of $995,143 on our investment in Cobalt Technologies, Inc., owing to its securities declared worthless on December 31, 2015, a realized loss of $296,813 on our investment in Bridgelux, Inc., owing to the expiration of certain warrants, a realized loss of $293,786 on our investment in Metabolon, Inc., owing to the expiration of certain warrants, a realized loss of $231,656 owing to the cancellation of our warrants in SiOnyx, Inc., a realized loss of $98,644 on our investment in D-Wave Systems, Inc., owing to the expiration of certain warrants, and a realized loss of $63,544 on our escrow payment owing to the sale of our investment in Molecular Imprints to Magic Leap, Inc.

During the year ended December 31, 2014, we realized net losses of $(5,065,729), consisting primarily of realized losses on the value of our investments in Kovio, Inc., of $7,299,533, and Contour Energy Systems, Inc., of $4,488,576, offset by a realized gain of $3,947,151 on the sale of our investment in Molecular Imprints, Inc., a realized gain of $16,000 on the early repayment of the senior secured debt by OHSO Clean, Inc., a realized gain of $68,371 on the sale of certain warrants of GEO Semiconductor, Inc., a realized gain of $204,442 on the sale of 575,756 shares of Champions Oncology, Inc., a realized gain of $1,129,054 on the sale of 117,834 shares of Solazyme, Inc., and a realized gain of $232,079 on the repurchase and expiration of certain Solazyme written call option contracts. At December 31, 2014, we still owned 2,523,895 and 50,000 shares of Champions Oncology and Solazyme, respectively. We also had a realized gain of $588,440 on our escrow payment from the sale of Xradia, Inc., and a realized gain of $536,813 on our investment in rights to milestone payments from Amgen, Inc.

Net Unrealized Appreciation and Depreciation of Portfolio Securities:

During the year ended December 31, 2016, net unrealized depreciation on total investments increased by $3,683,822.

During the year ended December 31, 2015, net unrealized depreciation on total investments increased by $17,302,729.

During the year ended December 31, 2014, net unrealized depreciation on total investments increased by $585,068.

During the year ended December 31, 2016, net unrealized depreciation on our investments increased by $3,683,822, from net unrealized depreciation of $39,909,204 at December 31, 2015, to net unrealized depreciation of $43,593,026 at December 31, 2016, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Adesto Technologies Corporation	$10,371,426
Senova Systems, Inc.	1,656,698
Produced Water Absorbents, Inc.	1,397,666
Ensemble Therapeutics Corporation	1,238,433
HZO, Inc.	769,630
Enumeral Biomedical Holdings, Inc.	674,474
ProMuc, Inc.	566,124
EchoPixel, Inc.	504,152
AgTech Accelerator Corporation	299,562
SynGlyco, Inc.	142,775
ORIG3N, Inc.	69,959
Black Silicon Holdings, Inc.	48,169

The write-downs for the twelve months ended December 31, 2016, were partially offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

AgBiome, LLC	$3,724,707
D-Wave Systems, Inc.	2,724,316
Mersana Therapeutics, Inc.	1,501,188
Nanosys, Inc.	1,189,322
TARA Biosystems, Inc.	640,834
NGX Bio, Inc.	212,404
ABSMaterials, Inc.	125,643
Essential Health Solutions, Inc.	114,652
Phylagen, Inc.	91,944
NanoTerra, Inc.	38,319
Petra Pharma Corporation	9,617
Lodo Therapeutics Corporation	2,191

In addition to the write-downs listed above, we had an increase in unrealized depreciation of $6,390,633 on our investment in Metabolon, Inc., owing to a realized gain on the sale of its securities.

We had an increase in unrealized depreciation of $594,993 on the rights to milestone payments from Amgen, Inc.'s acquisition of BioVex Group, Inc.

We had an increase in unrealized depreciation of $227,705 on the rights to milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc.

We had an increase in unrealized depreciation of $10,390 on our investment in Magic Leap, Inc., owing to a realized gain on the sale of its securities.

In addition to the write-ups listed above, we had a decrease in unrealized depreciation of $3,418,349 on our investment in Cambrios Technologies Corp. owing to a realized loss on the write-off of its securities.

We had a decrease in unrealized depreciation of $2,934,929 on our investment in OpGen, Inc., owing to a realized loss on the sale of its shares of common stock.

We had a decrease in unrealized depreciation of $2,577,469 on our investment in Bridgelux, Inc., owing to a realized loss on the sale of its securities.
We had a decrease in unrealized depreciation of $1,244,955 on our investment in Ultora, Inc., owing to a realized loss on the write-off of its securities.

We had a decrease in unrealized depreciation of $669,123 on our investment in Champions Oncology, Inc., owing to a realized loss on the sale of its shares of common stock.

We had a decrease in unrealized depreciation of $59,005 on our investment in D-Wave Systems, Inc., owing to foreign currency translation.

During the year ended December 31, 2015, net unrealized depreciation on our investments increased by $17,302,729, from net unrealized depreciation of $22,606,475 at December 31, 2014, to net unrealized depreciation of $39,909,204 at December 31, 2015, owing to write-downs in the valuations of the following portfolio company investments:

Investment	Amount of Write-Down

Produced Water Absorbents, Inc.	$7,819,206
Enumeral Biomedical Corp.	6,465,632
Nanosys, Inc.	3,127,229
Adesto Technologies Corporation	2,177,641
Ensemble Therapeutics Corporation	782,979
Bridgelux, Inc.	755,380
ABSMaterials, Inc.	563,971
Cambrios Technologies Corporation	550,336
Senova Systems, Inc.	456,473
Champions Oncology, Inc.	311,553
HZO, Inc.	291,148
OpGen, Inc.	105,847
NanoTerra, Inc.	37,711
Ultora, Inc.	7,525
NGX Bio, Inc.	6,785
Petra Pharma Corporation	5,295
Lodo Therapeutics Corporation	619

The write-downs for the year ended December 31, 2015, were offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Metabolon, Inc.	$2,919,072
AgBiome, LLC	2,000,580
Black Silicon Holdings, Inc.	493,388
Mersana Therapeutics, Inc.	351,306
ORIG3N, Inc.	326,901
TARA Biosystems, Inc.	271,754
Accelerator IV-New York Corporation	164,385
SynGlyco, Inc.	75,582
D-Wave Systems, Inc.	47,343
EchoPixel, Inc.	14,667
Magic Leap, Inc.	10,390

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

Investment	Amount of Write-Down

SiOnyx, Inc.	$4,993,851
Cambrios Technologies Corporation	2,868,013
HZO, Inc.	2,515,023
Champions Oncology, Inc.	2,042,182
Ensemble Therapeutics Corporation	1,218,444
Cobalt Technologies, Inc.	901,558
Senova Systems, Inc.	359,776
Ultora, Inc.	352,388
Mersana Therapeutics, Inc.	219,770
Laser Light Engines, Inc.	195,806
ABSMaterials, Inc.	179,986
Accelerator IV-New York Corporation	164,385
Ohso Clean, Inc.	44,043
AgBiome, LLC	32,036
NanoTerra, Inc.	29,112
GEO Semiconductor, Inc.	17,708
Metabolon, Inc.	2,645

The write-downs for the year ended December 31, 2014, were offset by write-ups in the valuations of the following portfolio company investments:

Investment	Amount of Write-Up

Enumeral Biomedical Corp.	$3,937,669
D-Wave Systems, Inc.	2,448,031
Produced Water Absorbents, Inc.	1,491,898
Nantero, Inc.	399,158
Bridgelux, Inc.	390,435
Nanosys, Inc.	224,040
SynGlyco, Inc.	152,662
Adesto Technologies Corporation	121,875
OpGen, Inc.	80,191
EchoPixel, Inc.	62,425
UberSeq, Inc.	6,159

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

Financial Condition

December 31, 2016

At December 31, 2016, our total assets and net assets were $74,622,068 and $72,255,610, respectively. At December 31, 2015, our total assets and net assets were $96,461,286 and $88,711,671, respectively.

At December 31, 2016, our net asset value per share was $2.34, as compared with $2.88 at December 31, 2015. At December 31, 2016, and December 31, 2015, our shares outstanding were 30,904,209 and 30,845,754, respectively.

Significant developments in the twelve months ended December 31, 2016, included a decrease in the holdings of our portfolio company investments of $18,818,595 and a decrease in our cash of $2,488,711. The decrease in our portfolio company investments from $77,152,904 at December 31, 2015, to $58,334,309 at December 31, 2016, resulted primarily from a decrease in the net value of our portfolio company investments held of $29,339,918, offset by new and follow-on portfolio company investments of $10,521,323. The decrease in our cash from $17,922,630 at December 31, 2015, to $15,433,919 at December 31, 2016, is primarily owing to new and follow-on portfolio company investments totaling $10,521,323, the payment of cash for operating expenses of $6,263,240, and the payment of the Company's outstanding obligations associated with the Loan Facility of $5,086,111, offset by proceeds of $10,802,329 from the sale of our investment in Metabolon, Inc., proceeds of $2,382,008, net of commissions, from the sale of 1,409,796 shares of our investment in OpGen, Inc., proceeds of $1,932,229 from the sale of our investment in Bridgelux, Inc., $1,002,853 in fees for providing managerial assistance to certain portfolio companies, proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., proceeds of $640,928 from the sale of our shares of Magic Leap, Inc., proceeds of $407,344, net of commissions, from the sale of 243,540 shares of our investment in Champions Oncology, Inc., proceeds of $390,492 from the release of a portion of the funds held in escrow from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., proceeds of $356,336 from the repayment of the bridge notes in Senova Systems, Inc., proceeds of $130,522 from the release of the funds held in escrow from the sale of Molecular Imprints' non-semiconductor business to Magic Leap, proceeds of $119,242 from the repayment of certain bridge note interest in Black Silicon Holdings, Inc., proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc., additional proceeds of $82,296 from the sale of Xradia, Inc., in 2013, resulting from a tax refund associated with Xradia for a period prior to its sale, and proceeds of $40,000 from the sale of 500,000 warrants to purchase common stock of Enumeral Biomedical Holdings, Inc.

The following table is a summary of additions to our portfolio of investments made during the twelve months ended December 31, 2016:

New Investments	Amount of Investment

Interome, Inc.	$300,010
Genome Profiling, LLC	230,000
Fleet Health Alliance, LLC	225,000
Muses Labs, Inc.	212,000
AgTech Accelerator Corporation	150,000
Essential Health Solutions, Inc.	2,750,020
180 Degree Capital Corp.	150,000

Follow-On Investments	Amount of Investment

Produced Water Absorbents, Inc.	$875,000
ORIG3N, Inc.	750,000
Lodo Therapeutics Corporation	550,290
EchoPixel, Inc.	500,000
NGX Bio, Inc.	500,000
Petra Pharma Corporation	500,000
EchoPixel, Inc.	350,000
Interome, Inc.	350,000
Interome, Inc.	300,000
Interome, Inc.	50,000
Interome, Inc.	30,000
Interome, Inc.	50,000
Interome, Inc.	375,000
Mersana Therapeutics, Inc.	261,300
HZO, Inc.	250,000
Senova Systems, Inc.	250,000
AgTech Accelerator Corporation	150,000
Produced Water Absorbents, Inc.	125,000
Accelerator IV-New York Corporation	103,680
ABSMaterials, Inc.	100,000
Senova Systems, Inc.	47,271
Senova Systems, Inc.	21,250
Senova Systems, Inc.	15,500
NGX Bio, Inc.	2
Total:	$10,521,323

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

     The following table is a summary of additions to our portfolio of investments made during the year ended December 31, 2015:

New Investments	Amount of Investment

Petra Pharma Corporation	$1,025,050
ORIG3N, Inc.	250,000
Phylagen, Inc.	200,000
Lodo Therapeutics Corporation	107,900

Follow-On Investments	Amount of Investment

TARA Biosystems, Inc.	$1,200,000
OpGen, Inc.	1,155,000
Adesto Technologies Corporation	1,000,000
ORIG3N, Inc.	750,000
Senova Systems, Inc.	600,000
AgBiome, LLC	500,006
HZO, Inc.	500,003
Produced Water Absorbents, Inc.	500,000
Produced Water Absorbents, Inc.	484,203
NGX Bio, Inc.	300,001
Metabolon, Inc.	299,999
Produced Water Absorbents, Inc.	250,000
Produced Water Absorbents, Inc.	250,000
Produced Water Absorbents, Inc.	250,000
Produced Water Absorbents, Inc.	250,000
ORIG3N, Inc.	250,000
Accelerator IV-New York Corporation	262,215
OpGen, Inc.	208,035
TARA Biosystems, Inc.	200,000
NGX Bio, Inc.	199,999
Nanotero, Inc.	195,303
SiOnyx, Inc.	117,653
EchoPixel, Inc.	112,500
Mersana Therapeutics, Inc.	104,521
SiOnyx, Inc.	103,500
OpGen, Inc.	100,000
SiOnyx, Inc.	89,608
Promuc, Inc.	75,000
Promuc, Inc.	55,000
Phylagen, Inc.	10,000
Ultora, Inc.	7,525
Total:	$11,963,021

The following table summarizes the value of our portfolio of investments as compared with its cost at December 31, 2016, and December 31, 2015:

	December 31, 2016	December 31, 2015

Venture capital investments, at cost	$101,927,335	$117,062,108
Net unrealized depreciation	(43,593,026)	(39,909,204)
Venture capital investments, at value	$58,334,309	$77,152,904

Cash Flow

Net cash provided by operating activities for the year ended December 31, 2016, was $2,552,418, primarily reflecting proceeds from the sale of investments of $18,147,676, offset by the purchase of venture capital investments of $10,521,323 and the payment of operating expenses of $6,263,240.

Net cash used in investing activities for the year ended December 31, 2016, was $1,438, primarily reflecting the purchase of fixed assets.

Net cash used in financing activities for the year ended December 31, 2016, was $5,039,691, primarily reflecting the payment of the Company's outstanding obligations associated with the Loan Facility, offset by the net settlement of restricted stock.

Year Ended December 31, 2015

Net cash provided by operating activities for the year ended December 31, 2015, was $6,529,960, primarily reflecting the purchase of venture capital investments of $11,963,021 and the payment of operating expenses of $7,514,109, offset by proceeds from the sale of investments and the repayment of principal of $11,943,697.

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

We fund our day-to-day operations using interest earned and proceeds from our cash holdings and interest earned from our debt securities. We believe the increase or decrease in the value of our investments does not materially affect the day-to-day operations of the Company or our daily liquidity. As of December 31, 2016, and December 31, 2015, we had no investments in money market mutual funds.

The draw period for the Loan Facility ended on September 30, 2016, and was no longer available to the Company for additional liquidity.  On December 1, 2016, the Company paid off all outstanding obligations associated with the Loan Facility. The Loan Facility was no longer in effect as of that date. As of December 31, 2016, we did not have outstanding debt.

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

Except for a rights offering, we are generally not able to issue and sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without shareholder approval. As of December 31, 2016, our net asset value per share was $2.34 per share and our closing market price was $1.38 per share. We do not currently have shareholder approval to issue or sell shares below our net asset value per share.

December 31, 2016

At December 31, 2016, and December 31, 2015, our total net primary and secondary liquidity was $20,038,201 and $37,053,638, respectively.

At December 31, 2016, and December 31, 2015, our total primary liquidity was $15,728,317 and $17,953,057, respectively. Our primary liquidity is principally comprised of our cash and certain receivables. The decrease in our primary liquidity from December 31, 2015, to December 31, 2016, is primarily owing to new and follow-on portfolio company investments totaling $10,521,323, the payment of cash for operating expenses of $6,263,240, and the payment of the Company's outstanding obligations associated with the Loan Facility of $5,086,111, offset by proceeds of $10,802,329 from the sale of our investment in Metabolon, Inc., proceeds of $2,382,008, net of commissions, from the sale of 1,409,796 shares of our investment in OpGen, Inc., proceeds of $1,932,229 from the sale of our investment in Bridgelux, Inc., $1,002,853 in fees for providing managerial assistance to certain portfolio companies, proceeds of $750,000 from the repayment of certain bridge notes in SynGlyco, Inc., proceeds of $640,928 from the sale of our shares of Magic Leap, Inc., proceeds of $407,344, net of commissions, from the sale of 243,540 shares of our investment in Champions Oncology, Inc., proceeds of $390,492 from the release of a portion of the funds held in escrow from the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc., proceeds of $356,336 from the repayment of the bridge notes in Senova Systems, Inc., proceeds of $130,522 from the release of the funds held in escrow from the sale of Molecular Imprints' non-semiconductor business to Magic Leap, proceeds of $119,242 from the repayment of certain bridge note interest in Black Silicon Holdings, Inc., proceeds of $113,950 from the repayment of a bridge note in EchoPixel, Inc., additional proceeds of $82,296 from the sale of Xradia, Inc., in 2013, resulting from a tax refund associated with Xradia for a period prior to its sale, and proceeds of $40,000 from the sale of 500,000 warrants to purchase common stock of Enumeral Biomedical Holdings, Inc.

At December 31, 2016, and December 31, 2015, our secondary liquidity was $4,309,884 and $19,100,581, respectively. Secondary liquidity does not include the value of warrants or options we hold in Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc. Our secondary liquidity consists of our publicly traded securities. Although these companies are publicly traded, their stock may not trade at high volumes and prices can be volatile, which may restrict our ability to sell our positions at any given time. We may also be restricted for a period of time in selling our positions in these companies due to our shares being unregistered. As of December 31, 2016, our publicly traded securities are not restricted from sale.

The draw period for the Loan Facility ended on September 30, 2016, and was no longer available to the Company for additional liquidity.  During the fourth quarter of 2016, the Company paid off all outstanding obligations associated with the Loan Facility. As of December 31, 2016, we did not have outstanding debt.

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

On September 24, 2009, we signed a ten-year lease for approximately 6,900 square feet of office space located at 1450 Broadway, New York, New York. The lease commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street, New York, NY. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. The lease expires on December 31, 2019.

Total rent expense for all of our office space, including rent on expired leases, was $262,024 in 2016; $301,828 in 2015; and $299,048 in 2014. Aggregate future minimum lease payments in each of the following years are: 2017 - $294,882; 2018 - $302,254; 2019 - $309,811.

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

As of December 31, 2015, we had $5,000,000 in debt outstanding.

Borrowings

The Company had a $20 million Loan Facility with Orix Corporate Capital, Inc., that was scheduled to mature on September 30, 2017. On December 1, 2016, the Company paid off all its outstanding obligations associated with this Loan Facility and the Loan Facility was no longer in effect as of that date.

The Loan Facility, which could be used to fund investments in portfolio companies, carried interest at 10 percent per annum in cash. The Company had the option to have interest accrue at a rate of 13.5 percent per annum if the Company decided not to pay interest in cash monthly. The Company paid interest in cash on its outstanding borrowings. The Loan Facility also required payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Fee payments under the Loan Facility were made quarterly in arrears. The Company had the option to prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions were met, including payment of required prepayment or termination fees. The Loan Facility was secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contained certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities).

At December 31, 2016, the Company did not have outstanding debt. The weighted average annualized interest rate for the period January 1, 2016 through December 1, 2016 was 10 percent, exclusive of amortization of closing fees and other expenses. Unamortized fees and expenses related to establishing the Loan Facility were included as "Prepaid expenses" and amortized over the term of the Loan Facility. There were no unamortized fees and expenses as of December 31, 2016.

At December 31, 2015, the Company had $5,000,000 in debt outstanding. The weighted average annual interest rate for the year ended December 31, 2015, was 10 percent. The remaining capacity under the Loan Facility was $15,000,000 at December 31, 2015. Unamortized fees and expenses of $306,040 related to establishing the Loan Facility were included as "Prepaid expenses" and amortized over the term of the Loan Facility. At December 31, 2015, the Company was in compliance with all covenants required by the Loan Facility.

Legislation was introduced in the U.S. House of Representatives during the 113th Congress intended to revise certain regulations applicable to BDCs. The legislation, among other things, provides for increasing the amount of funds BDCs may borrow by reducing the asset coverage ratio from 200 percent to 150 percent. As a result, if we were to remain a BDC, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in shares of our common stock may increase.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Leases	$906,947	$294,882	$612,065	$0	$0
Total	$906,947	$294,882	$612,065	$0	$0

On May 4, 2016, the Company made its first investment of $150,000 in AgTech Accelerator Corporation ("AgTech"). On November 17, 2016, the Company made a second investment of $150,000, representing its total operating commitment of $300,000 to AgTech. AgTech will be identifying emerging agricultural innovation companies for the Company to invest in directly. As of December 31, 2016, the Company had an unfunded $1,200,000 investment commitment to be invested in the identified portfolio companies over a five-year period. On February 3, 2017, the Company withdrew from participation in AgTech prior to any of the investment commitment being called. The Company no longer has any unfunded commitments to AgTech following the date of the withdrawal. The Company's decision to withdraw from AgTech allows the other investors the option to purchase the Company's shares of AgTech for $0.001 per share within 90 days from our notice of withdrawal.  This option has yet to be exercised.  If the other investors do not exercise the option to purchase the Company’s shares of AgTech within the 90 days, the Company will retain its shares of AgTech with no further investment commitment.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $833,333 and $3,166,667, respectively. During the year ended December 31, 2015, $262,215 in capital related to the operating commitment and $1,132,950 in capital related to the investment commitment were called. During the year ended December 31, 2016, $103,680 in capital related to the operating commitment and $1,050,290 in capital related to the investment commitment were called. As of December 31, 2016, the Company had remaining unfunded commitments of $251,426 and $983,427, or approximately 30.2 percent and 31.1 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments" for additional information. As of December 31, 2016, our financial statements include investments fair valued at $53,846,065, and equity method valued at $178,360, the values of which were determined in good faith by, or under the direction of, the Board of Directors. As of December 31, 2016, approximately 75 percent of our net assets represent investments in portfolio companies valued by the Board of Directors.

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

Historically, difficult venture capital environments have resulted in companies not receiving financing and being subsequently closed down with a loss of investment to venture investors, and other companies receiving financing but at significantly lower valuations than the preceding rounds, leading to very deep dilution for those who do not participate in the new rounds of investment. Our best estimate of this non-performance risk has been quantified and included in the valuation of our portfolio companies as of December 31, 2016.

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as discussed above.

As of December 31, 2016, approximately 92 percent of our portfolio company investments were classified as Level 3 in the hierarchy, indicating a high level of judgment required in their valuation.

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

The discount rate reflects the current rate at which the post-retirement medical benefit and pension liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating this rate, we consider the Citigroup Pension Liability Index in the determination of the appropriate discount rate assumptions. The weighted average rate we utilized to measure our post-retirement medical benefit obligation as of December 31, 2016, and to calculate our 2016 expense was 3.94 percent. We used a discount rate of 3.25 percent to calculate our pension obligation for the Executive Mandatory Retirement Benefit Plan.

Recent Developments - Portfolio Companies

On January 17, 2017, 180 Degree Capital Corp., a privately held portfolio company, was dissolved, and the Company's invested capital of $150,000 was returned in full.

On February 3, 2017, the Company withdrew from participation in AgTech Accelerator Corporation.

On February 16, 2017, the Company made a $425,000 follow-on investment in Interome, Inc., a privately held portfolio company.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our borrowings under our Loan Facility carried interest at a fixed rate of 10 percent per annum, and, therefore, changes in interest rate benchmarks, such as LIBOR, did not affect our earnings on any investments funded through draws from our Loan Facility.

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

Foreign Currency Risk

Most of our investments are denominated in U.S. dollars. We currently have one investment denominated in Canadian dollars. We are exposed to foreign currency risk related to potential changes in foreign currency exchange rates. The potential loss in fair value on this investment resulting from a 10 percent adverse change in quoted foreign currency exchange rates is $457,232 at December 31, 2016.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears on page 81 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harris & Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of comprehensive income (loss), of changes in net assets and of cash flows and the financial highlights (hereafter referred to as “financial statements”) present fairly, in all material respects, the financial position of Harris & Harris Group, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations, and their cash flows and their changes in net assets for each of the three years in the period ended December 31, 2016, and the financial highlights for each of the five years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities at December 31, 2016 and December 31, 2015 by correspondence with the custodian and the application of alternative auditing procedures where replies have not been received, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2017

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015
ASSETS
Investments, in portfolio securities at value:
Unaffiliated privately held companies (cost: $12,408,878 and $18,857,235, respectively)	$7,738,637	$5,376,472
Unaffiliated rights to milestone payments (adjusted cost basis: $781,863 and $781,863, respectively)	2,539,353	3,362,051
Unaffiliated publicly traded securities (cost: $426,764 and $1,623,029, respectively)	79,675	957,544
Non-controlled affiliated privately held companies (cost: $43,832,202 and $49,262,921, respectively)	33,694,623	41,909,262
Non-controlled affiliated publicly traded companies (cost: $16,893,591 and $23,165,788, respectively)	4,338,665	18,371,105
Controlled affiliated privately held companies (cost: $27,405,677 and $23,205,336, respectively)	9,764,996	7,010,534
Equity method privately held company (adjusted cost basis: $178,360 and $165,936, respectively)	178,360	165,936
Total, investments in private portfolio companies, rights to milestone payments and public securities at value (cost: $101,927,335 and $117,062,108, respectively)	$58,334,309	$77,152,904
Cash	15,433,919	17,922,630
Funds held in escrow from sales of investments at value	116,978	374,565
Receivable from portfolio company	0	13,032
Interest receivable	290,586	10,333
Prepaid expenses	244,051	563,699
Other assets	202,225	424,123
Total assets	$74,622,068	$96,461,286
LIABILITIES & NET ASSETS
Term loan credit facility	$0	$5,000,000
Post retirement plan liabilities	1,269,023	1,202,148
Accounts payable and accrued liabilities	877,132	1,268,355
Deferred rent	220,303	279,112
Total liabilities	$2,366,458	7,749,615
Commitments and contingencies (Note 11)
Net assets	$72,255,610	$88,711,671
Net assets are comprised of:
Preferred stock, $0.10 par value, 2,000,000 shares authorized; none issued	$0	$0
Common stock, $0.01 par value, 45,000,000 shares authorized at 12/31/16 and 12/31/15; 33,242,031 and 33,183,576 issued at 12/31/16 and 12/31/15, respectively	332,420	331,836
Additional paid in capital	215,881,671	215,762,973
Accumulated net operating and realized loss	(96,060,167)	(83,377,629)
Accumulated unrealized depreciation of investments	(43,593,026)	(39,909,204)
Accumulated other comprehensive income	300,237	509,220
Treasury stock, at cost (2,337,822 shares at 12/31/16 and 12/31/15)	(4,605,525)	(4,605,525)
Net assets	$72,255,610	$88,711,671
Shares outstanding	30,904,209	30,845,754
Net asset value per outstanding share	$2.34	$2.88

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Investment income:
Interest from:
Unaffiliated companies	$16,947	$31,273	$121,345
Non-controlled affiliated companies	360,960	358,662	91,768
Controlled affiliated companies	290,616	235,425	155,827
Cash and U.S. Treasury securities and other	4,307	12,746	9,583
Fees for providing managerial assistance to portfolio companies	1,002,853	191,609	86,667
Yield-enhancing fees on debt securities	116,507	87,280	52,610
Total investment income	1,792,190	916,995	517,800
Expenses:
Salaries, benefits and stock-based compensation (Note 7)	2,540,762	4,221,983	4,869,716
Administration and operations	558,897	516,347	679,630
Professional fees	1,365,689	1,511,880	1,384,716
Rent	262,024	301,828	299,048
Insurance expense	258,860	287,720	321,713
Directors' fees and expenses	346,565	358,441	373,627
Interest and other debt expense	886,874	771,408	377,658
Custody fees	43,118	61,817	60,070
Depreciation	45,509	48,081	53,349
Total expenses	6,308,298	8,079,505	8,419,527
Net operating loss	(4,516,108)	(7,162,510)	(7,901,727)
Net realized (loss) gain:
Realized (loss) gain from investments:
Unaffiliated companies	(5,852,067)	2,045,013	4,031,521
Controlled affiliated companies	9,295	1,559,235	0
Unaffiliated rights to milestone payments	0	1,261,108	536,813
Non-controlled affiliated companies	2,408,459	(384,077)	(11,199,639)
Publicly traded companies	(4,639,095)	52,569	1,333,497
Written call options	0	0	232,079
Realized (loss) gain from investments	(8,073,408)	4,533,848	(5,065,729)
Income tax expense	1,767	2,148	17,896
Net realized (loss) gain from investments	(8,075,175)	4,531,700	(5,083,625)
Net increase in unrealized depreciation on investments:
Unaffiliated companies	8,815,818	(5,031,622)	(6,938,919)
Controlled affiliated companies	(1,445,876)	377,466	(200,955)
Unaffiliated rights to milestone payments	(822,698)	1,773,601	608,904
Non-controlled affiliated companies	(2,789,218)	(5,350,661)	5,479,589
Publicly traded non-controlled affiliated companies	(11,045,900)	(8,749,120)	3,937,669
Publicly traded unaffiliated companies	3,604,052	(322,393)	(3,462,429)
Written call options	0	0	(8,882)
U.S. Treasury securities/other	0	0	(45)
Net increase in unrealized depreciation on investments	(3,683,822)	(17,302,729)	(585,068)
Net realized and unrealized loss on investments	(11,758,997)	(12,771,029)	(5,668,693)
Share of loss on equity method investment	(91,255)	(312,291)	0
Net decrease in net assets resulting from operations:
Total	$(16,366,360)	$(20,245,830)	$(13,570,420)
Per average basic and diluted outstanding share	$(0.53)	$(0.65)	$(0.43)
Average outstanding shares – basic and diluted	30,864,815	31,174,758	31,222,877

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net decrease resulting from operations	$(16,366,360)	$(20,245,830)	$(13,570,420)
Other comprehensive loss:
Prior service cost	0	0	0
Amortization of prior service cost	(208,983)	(208,983)	(208,983)
Other comprehensive loss	(208,983)	(208,983)	(208,983)
Comprehensive loss	$(16,575,343)	$(20,454,813)	$(13,779,403)

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows provided by (used in) operating activities:
Net decrease in net assets resulting from operations	$(16,366,360)	$(20,245,830)	$(13,570,420)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss and change in unrealized depreciation on investments	11,757,230	12,768,881	5,650,797
Depreciation of fixed assets, amortization of premium or discount on U.S. government securities and prepaid assets and accretion of bridge note interest	(353,161)	(469,224)	(109,857)
Share of loss on equity method investee	91,255	312,291	0
Stock-based compensation expense	158,973	798,965	857,006
Amortization of prior service cost	(208,983)	(208,983)	(208,983)
Purchase of U.S. government securities	0	0	(19,999,044)
Sale of U.S. government securities	0	0	38,998,052
Purchase of equity method investment	(103,680)	(262,215)	0
Purchase of affiliated portfolio companies	(9,219,323)	(11,386,285)	(14,016,308)
Purchase of unaffiliated portfolio companies	(1,198,300)	(314,521)	(240,500)
Payments received on debt investments	0	885,369	953,997
Proceeds from sale of investments of unaffiliated portfolio companies	3,094,171	5,557,846	6,695,082
Proceeds from sale of investments of affiliated portfolio companies	12,224,153	2,463,298	2,397,215
Proceeds from sale of publicly traded portfolio companies	2,829,352	170,662	2,492,666
Proceeds from milestone payments of unaffiliated portfolio companies	0	2,866,522	2,070,955
Proceeds from call option premiums	0	0	338,229
Payments for put and call option purchases	0	0	(218,532)
Changes in assets and liabilities:
Receivable from portfolio company	13,032	147,845	(106,717)
Interest receivable	(280,253)	52,149	(39,678)
Prepaid expenses	319,648	191,157	236,553
Other assets	177,821	(167,068)	(619)
Post retirement plan liabilities	66,875	(65,467)	147,353
Accounts payable and accrued liabilities	(391,223)	426,440	56,307
Deferred rent	(58,809)	(51,792)	(22,097)
Net cash provided by (used in) operating activities	2,552,418	(6,529,960)	12,361,457
Cash flows from investing activities:
Purchase of fixed assets	(1,438)	(8,816)	(26,940)
Net cash used in investing activities	(1,438)	(8,816)	(26,940)
Cash flows from financing activities:
Proceeds from drawdown of loan facility	0	5,000,000	0
Repayment of loan facility	(5,000,000)	0	0
Purchase of treasury stock	0	(1,199,994)	0
Payment of withholdings related to net settlement of restricted stock	(39,691)	(86,914)	(124,751)
Net cash (used in) provided by financing activities	(5,039,691)	3,713,092	(124,751)
Net (decrease) increase in cash	(2,488,711)	(2,825,684)	12,209,766
Cash at beginning of the year	17,922,630	20,748,314	8,538,548
Cash at end of the year	$15,433,919	$17,922,630	$20,748,314
Supplemental disclosures of cash flow information:
Income taxes paid	$1,767	$2,148	$17,896
Interest paid	$466,667	$431,944	$0

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Changes in net assets from operations:
Net operating loss	$(4,516,108)	$(7,162,510)	$(7,901,727)
Net realized (loss) gain on investments	(8,075,175)	4,531,700	(5,083,625)
Net increase in unrealized depreciation on investments	(3,683,822)	(17,302,729)	(576,186)
Net increase in unrealized depreciation on written call options	0	0	(8,882)
Share of loss on equity method investment	(91,255)	(312,291)	0
Net decrease in net assets resulting from operations	(16,366,360)	(20,245,830)	(13,570,420)
Changes in net assets from capital stock transactions:
Purchase of treasury stock	0	(1,199,994)	0
Acquisition of vested restricted stock awards to pay required employee withholding tax	(39,691)	(86,914)	(124,751)
Stock-based compensation expense	158,973	798,965	857,006
Net increase (decrease) in net assets resulting from capital stock transactions	119,282	(487,943)	732,255
Changes in net assets from accumulated other comprehensive loss:
Other comprehensive loss	(208,983)	(208,983)	(208,983)
Net (decrease) increase in net assets resulting from accumulated other comprehensive (loss) income	(208,983)	(208,983)	(208,983)
Net decrease in net assets	(16,456,061)	(20,942,756)	(13,047,148)
Net Assets:
Beginning of the year	88,711,671	109,654,427	122,701,575
End of the year	$72,255,610	$88,711,671	$109,654,427

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Unaffiliated Companies (3) -
14.3% of net assets at value

Private Placement Portfolio (Illiquid) (4) -
10.7% of net assets at value

Fleet Health Alliance, LLC (5)(6)(7)		Life Sciences
Developing software for information transfer amongst healthcare providers and consumers
Unsecured Convertible Bridge Note, 0%, (acquired 4/22/16)	(M)		$225,000	$225,000	$225,000

Mersana Therapeutics, Inc. (5)(6)		Life Sciences
Developing antibody drug conjugates for cancer therapy
Common Stock (acquired 7/27/12)	(H)		3,875,395	350,539	718,414
Series A-1 Convertible Preferred Stock (acquired 7/27/12-4/2/14)	(H)		683,538	635,081	1,339,343
Series B-1 Convertible Preferred Stock (acquired 2/20/15-6/14/16)	(H)		365,820	339,887	732,992
			4,924,753		2,790,749

Muses Labs, Inc. (5)(7)		Life Sciences
Developing a data analytics platform for precision medicine
Unsecured Convertible Bridge Note, 5%, (acquired 5/25/16)	(M)		218,418	$212,000	218,418

Nanosys, Inc.(5)(6)		Energy
Developing inorganic nanowires and quantum dots for use in LED-backlit devices
Series C Convertible Preferred Stock (acquired 4/10/03)	(M)		1,500,000	803,428	531,914
Series D Convertible Preferred Stock (acquired 11/7/05)	(M)		3,000,003	1,016,950	1,217,890
Series E Convertible Preferred Stock (acquired 8/13/10)	(M)		496,573	433,688	618,332
			4,996,576		2,368,136

NanoTerra, Inc. (5)(6)		Energy
Developing surface chemistry and nano-manufacturing solutions
Warrants for Common Stock expiring on 2/22/21 (acquired 2/22/11)	(I)		69,168	4,462	828
Warrants for Series A-3 Preferred Stock expiring on 11/15/22 (acquired 11/15/12)	(I)		35,403	47,508	99,680
			104,571		100,508

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Unaffiliated Companies (3) -
14.3% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (4) -
10.7% of net assets at value (Cont.)

Petra Pharma Corporation (5)(6)		Life Sciences
Developing small molecule inhibitors for treatment of cancer and metabolic diseases
Series A Convertible Preferred Stock (acquired 12/23/15-10/27/16)	(I)		$1,525,050	1,525,050	$1,529,372

Phylagen, Inc. (5)		Life Sciences
Developing technology to improve human health and business productivity
Secured Convertible Bridge Note, 5%, (acquired 2/5/15)	(M)		219,068	$200,000	306,696
Secured Convertible Bridge Note, 5%, (acquired 6/5/15)	(M)		10,789	$10,000	15,105
			229,857		321,801

Xenio Corporation (5)(6)(7)(8)		Electronics
Developing a smart platform for LED lighting that enables local intelligence and communication capabilities
Common Stock (acquired 8/1/16)	(M)		184,653	221,938	184,653

Total Unaffiliated Private Portfolio (cost: $12,408,878)					$7,738,637

Rights to Milestone Payments (Illiquid) (9) -
3.5% of net assets at value

Amgen, Inc. (5)(6)		Life Sciences
Rights to Milestone Payments from Acquisition of BioVex Group, Inc. (acquired 3/4/11)	(I)		$548,998	$548,998	$2,305,239

Canon, Inc. (5)(6)		Electronics
Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc. (acquired 4/18/14)	(I)		232,865	$232,865	234,114

Laird Technologies, Inc. (5)(6)		Energy
Rights to Milestone Payments from Merger & Acquisition of Nextreme Thermal Solutions, Inc. (acquired 2/13/13)	(I)		0	$0	0

Total Unaffiliated Rights to Milestone Payments (cost: $781,863)					$2,539,353

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Publicly Traded Portfolio (10) -
0.1% of net assets at value

Champions Oncology, Inc. (6)		Life Sciences
Developing its TumorGraftTM platform for personalized medicine and drug development
Warrants for Common Stock expiring 1/28/19 (acquired 1/28/13)	(I)		$400	5,500	$4,038

OpGen, Inc. (6)		Life Sciences
Developing tools for genomic sequence assembly and analysis
Warrants for the Purchase of Common Stock expiring 5/8/20 (acquired 5/5/15)	(M)		425,579	300,833	49,485
Warrants for the Purchase of Common Stock expiring 2/17/25 (acquired 5/5/15)	(I)		785	31,206	26,152
			426,364		75,637

Total Unaffiliated Publicly Traded Portfolio (cost: $426,764)					$79,675

Total Investments in Unaffiliated Companies (cost: $13,617,505)					$10,357,665

Investments in Non-Controlled Affiliated Companies (3) -
52.6% of net assets at value

Private Placement Portfolio (Illiquid) (11) -
46.6% of net assets at value

ABSMaterials, Inc. (5)		Energy
Developing nano-structured absorbent materials for water remediation and consumer applications
Series A Convertible Preferred Stock (acquired 2/17/10-10/24/11)	(I)		$435,000	390,000	$204,832
Series B Convertible Preferred Stock (acquired 11/8/13-6/25/14)	(I)		1,217,644	1,037,751	904,433
Secured Convertible Bridge Note, 8%, (acquired 1/20/16)	(M)		107,605	$100,000	107,605
			1,760,249		1,216,870

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
52.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (11) -
46.6% of net assets at value (Cont.)

AgBiome, LLC (5)(6)		Life Sciences
Providing early-stage research and discovery for agriculture and utilizing the crop microbiome to identify products that reduce risk and improve yield
Series A-1 Convertible Preferred Stock (acquired 1/30/13)	(I)		$2,000,000	2,000,000	$6,949,809
Series A-2 Convertible Preferred Stock (acquired 4/9/13-10/15/13)	(I)		521,740	417,392	1,499,004
Series B Convertible Preferred Stock (acquired 8/7/15)	(I)		500,006	160,526	766,184
			3,021,746		9,214,997

AgTech Accelerator Corporation (5)(6)(7)(12)		Life Sciences
Identifying and managing emerging agriculture technologies companies
Common Stock (acquired 5/4/16-11/17/16)	(M)		300,000	300,000	300
Class B Common Stock (acquired 11/17/16)	(M)		0	138,000	138
			300,000		438

D-Wave Systems, Inc. (5)(6)(13)		Electronics
Developing high-performance quantum computing systems
Series 1 Class B Convertible Preferred Stock (acquired 9/30/08)	(H)		1,002,074	1,144,869	2,137,105
Series 1 Class C Convertible Preferred Stock (acquired 9/30/08)	(H)		487,804	450,450	843,457
Series 1 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		748,473	855,131	1,601,213
Series 1 Class E Convertible Preferred Stock (acquired 11/24/10)	(H)		248,049	269,280	509,938
Series 1 Class F Convertible Preferred Stock (acquired 11/24/10)	(H)		238,323	258,721	489,942
Series 1 Class H Convertible Preferred Stock (acquired 6/27/14)	(H)		909,088	460,866	932,321
Series 2 Class D Convertible Preferred Stock (acquired 9/30/08)	(H)		736,019	678,264	1,270,033
Series 2 Class E Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		659,493	513,900	977,728
Series 2 Class F Convertible Preferred Stock (acquired 6/1/12-3/22/13)	(H)		633,631	493,747	939,386
Warrants for Common Stock expiring 5/12/19 (acquired 5/12/14)	(I)		26,357	20,415	13,336
			5,689,311		9,714,459

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
52.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (11) -
46.6% of net assets at value (Cont.)

EchoPixel, Inc. (5)		Life Sciences
Developing virtual reality 3-D visualization software for life sciences and health care applications
Series Seed Convertible Preferred Stock (acquired 6/21/13-6/30/14)	(I)		$1,250,000	4,194,630	$930,056
Series Seed-2 Convertible Preferred Stock (acquired 1/22/16)	(I)		500,000	1,476,668	332,650
Unsecured Convertible Bridge Note, 0%, (acquired 7/12/16)	(M)		350,000	$350,000	410,234
			2,100,000		1,672,940

Ensemble Therapeutics Corporation (5)(6)		Life Sciences
Developing DNA-Programmed ChemistryTM for the discovery of new classes of therapeutics
Series B Convertible Preferred Stock (acquired 6/6/07)	(I)		2,000,000	1,449,275	0
Series B-1 Convertible Preferred Stock (acquired 4/21/14)	(I)		679,754	492,575	872,469
			2,679,754		872,469

Genome Profiling, LLC (5)(7)		Life Sciences
Developing a platform to analyze and understand the epigenome
Unsecured Convertible Bridge Note, 8%, (acquired 8/4/16)	(M)		230,000	$230,000	230,000

HZO, Inc. (5)		Electronics
Developing novel industrial coatings that protect electronics against damage from liquids
Common Stock (acquired 6/23/14)	(I)		666,667	405,729	465,269
Series I Convertible Preferred Stock (acquired 6/23/14)	(I)		5,709,835	2,266,894	4,126,543
Series II Convertible Preferred Stock (acquired 6/23/14-8/3/15)	(I)		2,500,006	674,638	1,741,033
Series II-A Convertible Preferred Stock (acquired 9/9/16)	(I)		226,070	69,053	255,888
Warrants for Series II-A Convertible Preferred Stock expiring 7/15/23 (acquired 7/15/16)	(I)		29,820	6,577	24,313
			9,132,398		6,613,046

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
52.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (11) -
46.6% of net assets at value (Cont.)

Laser Light Engines, Inc. (5)(6)(14)		Energy
Manufactured solid-state light sources for digital cinema and large-venue projection displays
Series A Convertible Preferred Stock (acquired 5/6/08)	(M)		$2,000,000	7,499,062	$0
Series B Convertible Preferred Stock (acquired 9/17/10)	(M)		3,095,802	13,571,848	0
Secured Convertible Bridge Note, 12%, (acquired 10/7/2011)	(M)		200,000	$200,000	0
Secured Convertible Bridge Note, 12%, (acquired 11/17/2011)	(M)		95,652	$95,652	0
Secured Convertible Bridge Note, 12%, (acquired 12/21/2011)	(M)		82,609	$82,609	0
Secured Convertible Bridge Note, 12%, (acquired 3/5/2012)	(M)		434,784	$434,784	0
Secured Convertible Bridge Note, 12%, (acquired 7/26/2012)	(M)		186,955	$186,955	0
Secured Convertible Bridge Note, 20%, (acquired 4/29/2013)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 20%, (acquired 7/22/2013)	(M)		166,667	$166,667	0
Secured Convertible Bridge Note, 10%, (acquired 10/30/2013)	(M)		80,669	$80,669	0
Secured Convertible Bridge Note, 10%, (acquired 2/5/2014)	(M)		19,331	$19,331	0
Secured Convertible Bridge Note, 10%, (acquired 6/24/2014)	(M)		13,745	$13,745	0
			6,542,881		0

Lodo Therapeutics Corporation (5)(6)		Life Sciences
Developing and commercializing novel therapeutics derived from a metagenome-based Natural Product Discovery Platform
Series A Convertible Preferred Stock (acquired 12/21/15-4/22/16)	(I)		658,190	658,190	659,762

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Non-Controlled Affiliated Companies (3) -
52.6% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (11) -
46.6% of net assets at value (Cont.)

ORIG3N, Inc. (5)(6)		Life Sciences
Developing precision medicine applications for induced pluripotent stems cells
Series 1 Convertible Preferred Stock (acquired 2/5/15-8/5/15)	(I)		$500,000	1,195,315	$985,936
Series A Convertible Preferred Stock (acquired 11/25/15-9/7/16)	(I)		1,500,000	1,364,666	1,271,006
			2,000,000		2,256,942

Produced Water Absorbents, Inc. (5)(15)		Energy
Providing integrated process separation solutions to the global oil and gas industries, enabling onsite treatment of produced and flowback water
Common Stock (acquired 4/30/16)	(M)		7,670,281	50,243,350	0
Warrants for Common Stock expiring upon liquidation event (acquired 4/30/16)	(I)		65,250	450,000	0
Senior Secured Debt, 15% commencing on 4/1/16, maturing on 12/31/19 (acquired 4/1/16)	(I)		1,982,142	$2,533,766	1,242,700
			9,717,673		1,242,700

Total Non-Controlled Affiliated Private Portfolio (cost: $43,832,202)					$33,694,623

Publicly Traded Portfolio (16) -
6.0% of net assets at value

Adesto Technologies Corporation (6)(17)		Electronics
Developing low-power, high-performance memory devices
Common Stock (acquired 10/27/15)	(M)		$11,482,417	1,769,868	$3,274,256

Enumeral Biomedical Holdings, Inc. (6)		Life Sciences
Developing therapeutics and diagnostics through functional assaying of single cells
Common Stock (acquired 7/31/14)	(M)		4,993,357	7,966,368	1,035,628
Warrants to purchase Common Stock expiring 2/2/2024 (acquired 7/31/14)	(I)		57,567	255,120	22,896
Warrants to purchase Common Stock expiring 7/30/2019 (acquired 7/31/14)	(I)		360,250	1,000,000	5,885
			5,411,174		1,064,409

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Total Non-Controlled Affiliated Publicly Traded Portfolio (cost: $16,893,591)					$4,338,665

Total Investments in Non-Controlled Affiliated Companies (cost: $60,725,793)					$38,033,288

Investments in Controlled Affiliated Companies (3) -
13.5% of net assets at value

Private Placement Portfolio (Illiquid) (18) -
13.5% of net assets at value

180 Degree Capital Corp. (5)(6)(7)		Other
Entity originally formed as spinout vehicle that was subsequently dissolved
Common Stock (acquired 12/28/16)	(M)		$150,000	10,000,000	$150,000

Black Silicon Holdings, Inc. (5)(14)(19)		Electronics
Holding company for interest in a company that develops silicon-based optoelectronic products
Series A Convertible Preferred Stock (acquired 8/4/15)	(I)		750,000	233,499	0
Series A-1 Convertible Preferred Stock (acquired 8/4/15)	(I)		890,000	2,966,667	0
Series A-2 Convertible Preferred Stock (acquired 8/4/15)	(I)		2,445,000	4,207,537	0
Series B-1 Convertible Preferred Stock (acquired 8/4/15)	(I)		1,169,561	1,892,836	0
Series C Convertible Preferred Stock (acquired 8/4/15)	(I)		1,171,316	1,674,030	0
Secured Convertible Bridge Note, 8%, (acquired 8/25/16)	(I)		1,315,102	$1,278,453	262,477
			7,740,979		262,477

Essential Health Solutions, Inc. (5)(6)(7)		Life Sciences
Developing software for information transfer amongst healthcare providers and consumers
Common Stock (acquired 11/18/16)	(I)		20	200,000	116,767
Series A Convertible Preferred Stock (acquired 11/18/16)	(I)		2,750,000	2,750,000	2,747,905
			2,750,020		2,864,672

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (3) -
13.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) -
13.5% of net assets at value (Cont.)

Interome, Inc. (5)(7)(20)		Life Sciences
Developing a platform to facilitate precision health and medicine
Common Stock (acquired 3/1/16)	(M)		$10	1,000,000	$10
Secured Convertible Bridge Note, 12%, (acquired 3/1/16)	(M)		300,000	$300,000	300,000
Secured Convertible Bridge Note, 12%, (acquired 7/12/16)	(M)		300,000	$300,000	300,000
Secured Convertible Bridge Note, 12%, (acquired 9/14/16)	(M)		50,000	$50,000	50,000
Secured Convertible Bridge Note, 12%, (acquired 9/29/16)	(M)		350,000	$350,000	350,000
Secured Convertible Bridge Note, 12%, (acquired 11/4/16)	(M)		30,000	$30,000	30,000
Secured Convertible Bridge Note, 12%, (acquired 11/30/16)	(M)		50,000	$50,000	50,000
Secured Convertible Bridge Note, 12%, (acquired 12/22/16)	(M)		375,000	$375,000	375,000
			1,455,010		1,455,010

NGX Bio, Inc. (5)(21)		Life Sciences
Developing translational genomics solutions
Series Seed Convertible Preferred Stock (acquired 6/6/14-1/10/16)	(I)		500,002	666,667	706,423
Series A Convertible Preferred Stock (acquired 8/20/15-9/30/15)	(I)		499,999	329,989	447,338
Unsecured Convertible Bridge Note, 6% (acquired 4/6/16)	(M)		522,192	$500,000	580,211
			1,522,193		1,733,972

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (3) -
13.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) -
13.5% of net assets at value (Cont.)

ProMuc, Inc. (5)		Life Sciences
Developing synthetic mucins for the nutritional, food and health care markets
Common Stock (acquired 12/18/13)	(I)		$1	1,000	$0
Secured Convertible Bridge Note, 8%, (acquired 12/18/13)	(I)		350,000	$350,000	8,374
Secured Convertible Bridge Note, 8%, (acquired 8/13/14)	(I)		100,000	$100,000	2,393
Secured Convertible Bridge Note, 8%, (acquired 8/5/15)	(I)		75,000	$75,000	1,794
Secured Convertible Bridge Note, 8%, (acquired 12/7/15)	(I)		55,000	$55,000	1,316
			580,001		13,877

Senova Systems, Inc. (5)(22)		Life Sciences
Developing next-generation sensors to measure pH
Series B Convertible Preferred Stock (acquired 9/9/11-7/18/12)	(I)		1,218,462	1,350,000	0
Series B-1 Convertible Preferred Stock (acquired 8/1/13-1/15/14)	(I)		1,083,960	2,759,902	0
Series C Convertible Preferred Stock (acquired 10/24/14-4/1/15)	(I)		1,208,287	1,611,049	455,050
Warrants for Series B Preferred Stock expiring 10/15/17 (acquired 10/15/12)	(I)		131,538	164,423	0
Warrants for Series B Preferred Stock expiring 4/24/18 (acquired 4/24/13)	(I)		20,000	25,000	0
			3,662,247		455,050

SynGlyco, Inc. (5)(14)		Life Sciences
Developed synthetic carbohydrates for pharmaceutical applications
Common Stock (acquired 12/13/11)	(I)		2,729,817	57,463	0
Series A' Convertible Preferred Stock (acquired 12/13/11-6/7/12)	(I)		4,855,627	4,855,627	0
Secured Convertible Bridge Note, 8%, (acquired 2/26/16)	(I)		72,432	$67,823	30,000
			7,657,876		30,000

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

Investments in Controlled Affiliated Companies (3) -
13.5% of net assets at value (Cont.)

Private Placement Portfolio (Illiquid) (18) -
13.5% of net assets at value (Cont.)

TARA Biosystems, Inc. (5)		Life Sciences
Developing human tissue models for toxicology and drug discovery applications
Common Stock (acquired 8/20/14)	(I)		$20	2,000,000	$702,904
Secured Convertible Bridge Note, 8%, (acquired 8/20/14)	(M)		356,877	$300,000	396,530
Secured Convertible Bridge Note, 8%, (acquired 5/18/15)	(M)		226,038	$200,000	251,153
Secured Convertible Bridge Note, 8%, (acquired 12/1/15)	(M)		1,304,416	$1,200,000	1,449,351
			1,887,351		2,799,938

Total Controlled Private Placement Portfolio (cost: $27,405,677)					$9,764,996

Total Investments in Controlled Affiliated Companies (cost: $27,405,677)					$9,764,996

Total Investments in Private Placement and Publicly Traded Portfolio (cost: $101,748,975)					$58,155,949

Equity Method Investments (23) -
0.2% of net assets at value

Private Placement Portfolio (Illiquid) (23) -
0.2% of net assets at value

Accelerator IV-New York Corporation (5)(6)(24)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock (acquired 7/21/14-1/29/16)	(E)		$178,360	581,907	$178,360

Total Equity Method Investments (cost: $178,360)					$178,360

Total Investments (cost: $101,927,335)					$58,334,309

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 116 for a description of the "Valuation Procedures."

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

(3)
Investments in unaffiliated companies consist of investments in which we own less than five percent of the voting shares of the portfolio company. Investments in non-controlled affiliated companies consist of investments in which we own five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold one or more seats on the portfolio company’s board of directors but do not control the company. Investments in controlled affiliated companies consist of investments in which we own 25 percent or more of the voting shares of the portfolio company or otherwise control the company, including control of a majority of the seats on the board of directors, or more than 25 percent of the seats on the board of directors, with no other entity or person in control of more director seats than us. Among our controlled affiliated companies, ProMuc, Inc., and Interome, Inc., were 100 percent owned by us at December 31, 2016.

(4)
The aggregate cost for federal income tax purposes of investments in unaffiliated privately held companies is $12,408,878. The gross unrealized appreciation based on the tax cost for these securities is $96,266. The gross unrealized depreciation based on the tax cost for these securities is $4,766,507.

(5)	We are subject to legal restrictions on the sale of our investment(s) in this company.

(6)	Represents a non-income producing investment. Investments that have not paid dividends or interest within the last 12 months are considered to be non-income producing.

(7)	Initial investment was made in 2016.

(8)
We received shares of Xenio Corporation as part of the consideration distributed to shareholders of Bridgelux, Inc., for the sale of Bridgelux, Inc., to a an investment group led by China Electronics Corporation and ChongQing Linkong Development Investment Company. The close of this transaction occurred on August 1, 2016.

(9)
The aggregate cost for federal income tax purposes of investments in unaffiliated rights to milestone payments is $781,863. The gross unrealized appreciation based on the tax cost for these securities is $1,757,490. The gross unrealized depreciation based on the tax cost for these securities is $0.

(10)
The aggregate cost for federal income tax purposes of investments in unaffiliated publicly traded companies is $426,764. The gross unrealized appreciation based on the tax cost for these securities is $3,638. The gross unrealized depreciation based on the tax cost for these securities is $350,727.

(11)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated privately held companies is $43,832,202. The gross unrealized appreciation based on the tax cost for these securities is $10,476,913. The gross unrealized depreciation based on the tax cost for these securities is $20,614,492.

(12)
Our initial investment in AgTech Accelerator Corporation was on May 4, 2016, and from the date of initial investment through September 30, 2016, the investment was accounted for using the equity method of accounting. On February 3, 2017, we withdrew from participation in AgTech Accelerator.  The value reflects the price per share at which our ownership may be purchased by other investors in the entity within 90 days of notice of our intent to withdraw.  We have yet to receive notification of such interest from other investors. In the event that the other investors do not complete the purchase of our shares of AgTech Accelerator within the 90 days of notice, we would retain our shares of AgTech Accelerator and the investment would again be accounted for using equity method of accounting.

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2016

(13)
D-Wave Systems, Inc., is located and is doing business primarily in Canada. We invested in D-Wave through Parallel Universes, Inc., a Delaware company. Our investment is denominated in Canadian dollars and is subject to foreign currency translation. See "Note 3. Summary of Significant Accounting Policies." D-Wave is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets. We were over this threshold at the time of acquisition of these securities.

(14)	Represents a non-operating entity that exists to collect future payments from licenses or other engagements and/or monetize assets for future distributions to investors and debt holders.

(15)	Produced Water Absorbents, Inc., also does business as ProSep, Inc.

(16)
The aggregate cost for federal income tax purposes of investments in non-controlled affiliated publicly traded companies is $16,893,591. The gross unrealized appreciation based on the tax cost for these securities is $0. The gross unrealized depreciation based on the tax cost for these securities is $12,554,926.

(17)
A total of 200,000 shares of our holdings in Adesto Technologies Corporation are not qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire non-qualifying assets unless, at the time the acquisition is made, qualifying assets are at least 70 percent of our total assets.

(18)
The aggregate cost for federal income tax purposes of investments in controlled affiliated companies is $27,405,677. The gross unrealized appreciation based on the tax cost for these securities is $1,239,018. The gross unrealized depreciation based on the tax cost for these securities is $18,879,699.

(19)
On August 4, 2015, SiOnyx, Inc., reorganized its corporate structure to become a subsidiary of a new company, Black Silicon Holdings, Inc.  Our security holdings of SiOnyx converted into securities of Black Silicon Holdings.  SiOnyx was then acquired by an undisclosed buyer.  Black Silicon Holdings owns a profit interest in the undisclosed buyer.

(20)	In 2017, Interome, Inc., changed its name to HALE.life Corporation.

(21)	On August 19, 2015, UberSeq, Inc., changed its name to NGX Bio, Inc.

(22)	On October 19, 2016, Senova Systems, Inc., sold substantially all of its assets to an undisclosed buyer for an up-front payment and potential future payments upon achievement of milestones.

(23)
The aggregate cost for federal income tax purposes of investments in privately held equity method investments is $178,360. Under the equity method, investments are carried at cost, plus or minus the Company's equity in the increases and decreases in the investee's net assets after the date of acquisition and certain other adjustments. The Company owns approximately 9 percent or Accelerator IV-New York Corporation.

(24)	See "Note 11. Commitments and Contingencies."

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Method of Valuation (1)	Primary Industry (2)	Cost	Shares/ Principal	Value

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

Equity Method Investments (25) –
0.2% of net assets at value

Private Placement Portfolio (Illiquid) (25) –
0.2% of net assets at value

Accelerator IV-New York Corporation (8)(9)(26)		Life Sciences
Identifying and managing emerging biotechnology companies
Series A Common Stock (acquired 7/21/14-1/30/15)	(E)		$165,936	478,227	$165,936

Total Equity Method Investments (cost: $165,936)					$165,936

Total Investments (cost: $117,062,108)					$77,152,904

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS & HARRIS GROUP, INC. CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2015

Notes to Consolidated Schedule of Investments

(1)	See "Footnote to Consolidated Schedule of Investments" on page 116 for a description of the "Valuation Procedures."

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

•Equity Method (E): Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments.

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

The Chief Executive Officer, the Chief Financial Officer and the individuals responsible for preparing the Valuation Committee book shall meet quarterly before each Valuation Committee meeting to review the methodologies for the valuation of each security, and will highlight any changes to the Valuation Committee.

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

H&H Ventures Management, Inc.SM ("Ventures") is a 100 percent owned subsidiary of the Company. Ventures is taxed under Subchapter C (a "C Corporation") of the Internal Revenue Code of 1986 (the "Code"). Harris Partners I, L.P, is a limited partnership and, from time to time, may be used to hold certain interests in our portfolio companies. The partners of Harris Partners I, L.P., are Ventures (sole general partner) and the Company (sole limited partner). Ventures pays taxes on income generated by its operations as well as on any non-passive investment income generated by Harris Partners I, L.P. For the years ended December 31, 2016, 2015 and 2014, there was no non-passive investment income generated by Harris Partners I, L.P. Ventures, as the sole general partner, consolidates Harris Partners I, L.P. The Company consolidates its wholly owned subsidiary, Ventures, for financial reporting purposes.

The Company is the Managing Member of H&H Co-Investment Partners, LLC, a limited liability company formed to facilitate the opportunity for interested investors to co-invest alongside the Company in its portfolio companies. The Company is also the Investment Manager of two series formed by H&H Co-Investment Partners, H&H Co-Investment Partners, LLC D-Wave Co-Investment Series J and H&H Co-Investment Partners, LLC HZO Co-Investment Series III. As of December 31, 2016, H&H Co-Investment Partners did not have any capital under management. The Company expects to receive management fees and/or carried interest in profits generated on invested capital from any capital under management if and when capital is raised. The Company does not expect to consolidate the operations of H&H Co-Investment Partners if and when it has capital under management. The Company also does not expect to consolidate H&H Co-Investment Partners, LLC D-Wave Co-Investment Series J and H&H Co-Investment Partners, LLC HZO Co-Investment Series III if and when issued.

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

Portfolio Investment Valuations. Investments are stated at "value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission ("SEC") and in accordance with GAAP. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See "Valuation Procedures" in the "Footnote to Consolidated Schedule of Investments.") As of December 31, 2016, our financial statements include investments fair valued by the Board of Directors at $53,846,065 and one investment valued under the equity method at $178,360. The fair values and equity method value were determined in good faith by, or under the direction of, the Board of Directors. The fair value amount includes the values of our privately held investments as well as the warrants of Champions Oncology, Inc., Enumeral Biomedical Holdings, Inc., and OpGen, Inc., which are publicly traded companies. Our investment in Accelerator IV-New York Corporation is accounted for under the equity method of accounting as it represents non-controlling interest in operating entities that provide investment advisory services to the Company. Under the equity method, investments are carried at cost, plus or minus the Company’s equity in the increases and decreases in the investee’s net assets after the date of acquisition and certain other adjustments. The Company’s share of the net income or loss of the investee is included in "Share of loss on equity method investment" on the Company’s “Consolidated Statements of Operations.” Upon sale of investments, the values that are ultimately realized may be different from the fair value presented in the Company's financial statements. The difference could be material.

Our investment in AgTech Accelerator Corporation was historically accounted for using the equity method of accounting since our initial investment on May 4, 2016. Following discussions that began in the fourth quarter of 2016, on February 3, 2017, the Company withdrew from its investment commitment to AgTech Accelerator. As a result of this decision, the investment was fair valued by the Board of Directors as of December 31, 2016, rather than valued using the equity method.

Cash. Cash includes demand deposits. Cash is carried at cost, which approximates fair value.

Unaffiliated Rights to Milestone Payments. At December 31, 2016, and December 31, 2015, the outstanding potential milestone payments from Amgen, Inc.’s acquisition of BioVex Group, Inc., were valued at $2,305,239 and $2,900,232 , respectively. The milestone payments are derivatives and valued using the probability-adjusted, present value of proceeds from future payments that would be due upon successful completion of certain regulatory and sales milestones. On November 17, 2014, the Company received a payment of $2,070,955 owing to the achievement of the first milestone. On November 23, 2015, the Company received a payment of $2,070,955 owing to the achievement of the second milestone. If all the remaining milestones are met, we would receive $5,384,482. At December 31, 2016, and December 31, 2015, the outstanding potential milestone payments from Canon, Inc.'s acquisition of Molecular Imprints, Inc., were valued at $234,114 and $461,819, respectively. On October 1, 2015, the Company received a payment of $795,567 owing to the achievement of the first milestone. If all the remaining milestones are met, we would receive an additional $938,926. At December 31, 2016, and December 31, 2015, the outstanding potential milestone payments from Laird Technologies, Inc.’s acquisition of Nextreme Thermal Solutions, Inc., were valued at $0. If all the remaining milestones are met, we would receive approximately $400,000. There can be no assurance as to how much of these amounts we will ultimately realize or when they will be realized, if at all.

Funds Held in Escrow from Sale of Investment. At December 31, 2016, and December 31, 2015, there were funds held in escrow fair valued at $116,978 and $311,137, respectively, relating to the sale of Molecular Imprints, Inc.'s semiconductor lithography equipment business to Canon, Inc. On April 20, 2016, the Company received proceeds of $390,492 from the release of a portion of the funds held in escrow following the transaction. The remaining funds held in escrow are expected to be released in April of 2017, net of settlement of any indemnity claims and expenses related to the transaction. If the funds held in escrow for this transaction are released in full, we would receive $234,322 and realize a gain of $117,344. At December 31, 2016, and December 31, 2015, there were funds held in escrow fair valued at $0 and $63,428, respectively, relating to the sale of Molecular Imprints' non-semiconductor business to Magic Leap, Inc. On May 18, 2016, the Company received proceeds of $130,522, following the expiration of the one-year escrow period established at the closing of the transaction.

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

Property and Equipment. Property and equipment are included in "Other assets" and are carried at $136,018 and $180,089 at December 31, 2016, and December 31, 2015, respectively, representing cost, less accumulated depreciation of $436,043 and $445,476, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. We estimate the useful lives to be five to ten years for furniture and fixtures, three years for computer equipment, and the lesser of ten years or the remaining life of the lease for leasehold improvements.

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

Interest Income Recognition. Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. When accrued interest is determined not to be recoverable, the Company ceases accruing interest and writes off any previously accrued interest. Securities are deemed to be non-income producing if investments have not paid dividends or interest within the last 12 months. These write-offs are reversed through interest income. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, the Company earned $390,662, $193,689, and $207,782, respectively, in interest on senior secured debt, subordinated secured debt, participation agreements, non-convertible promissory notes and interest-bearing accounts. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, the Company recorded, on a net basis, $282,168, $444,417, and $170,741, respectively, of bridge note interest. The total for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, included a partial write-off of previously accrued bridge note interest of $117,442, $1,427, and $77,268, respectively.

Yield-Enhancing Fees on Debt Securities. Yield-enhancing fees received in connection with our non-convertible debt investments are deferred. The unearned fee income is accreted into income based on the effective interest method over the life of the investment. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, total yield-enhancing fees accreted into investment income were $116,507, $87,280, and $52,610, respectively.

Fees for Providing Managerial Assistance to Portfolio Companies. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, the Company earned income of $1,002,853, $191,609, and $86,667, respectively, owing to certain of its employees providing managerial assistance to certain portfolio companies. Earned income totaling $900,000 during 2016 was primarily from Interome, Inc. Fees were also received from certain other portfolio companies during 2016, namely Adesto Technologies Corporation, Essential Health Solutions, Inc., Fleet Health Alliance, LLC, Muses Labs, Inc., OpGen, Inc., and TARA Biosystems, Inc.

Stock-Based Compensation. The Company has a stock-based employee compensation plan. The Company accounts for the Amended and Restated Harris & Harris Group, Inc. 2012 Equity Incentive Plan (the "Stock Plan") by determining the fair value of all share-based payments to employees, including the fair value of grants of employee stock options and restricted stock awards, and records these amounts as an expense in the Consolidated Statements of Operations over the vesting period with a corresponding increase (decrease) to our additional paid-in capital. For the years ended December 31, 2016, 2015, and 2014, the increase to our operating expenses was offset by the increase to our additional paid-in capital, resulting in no net impact to our net asset value. Additionally, the Company does not record the potential tax benefits associated with the expensing of stock options or restricted stock because the Company currently intends to qualify as a regulated investment company ("RIC") under Subchapter M of the Code, and the deduction attributable to such expensing, therefore, is unlikely to provide any additional tax savings. The amount of non-cash, stock-based compensation expense recognized in the Consolidated Statements of Operations is based on the fair value of the awards the Company expects to vest, recognized over the vesting period on a straight-line basis for each award, and adjusted for actual awards vested and pre-vesting forfeitures. The forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate and is accounted for in the current period and prospectively. See "Note 7. Stock-Based Compensation" for further discussion.

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

Income Taxes. We did not qualify as a RIC under Subchapter M of the Code in 2016. We did not have any taxable income in 2016, so this failure to qualify as a RIC did not result in a tax liability. As we currently intend to qualify as a RIC in future years and distribute any ordinary income, the Company does not accrue for income taxes. The Company has capital loss carryforwards that can be used to offset net realized capital gains. The Company recognizes interest and penalties in income tax expense. We pay federal, state and local income taxes on behalf of our wholly owned subsidiary, Ventures, which is a C corporation. See "Note 10. Income Taxes" for further discussion.

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

Concentration of Investor Risk. As of December 31, 2016, two investors, Ariel Investments, LLC and Financial & Investment Management Group, Ltd., owned approximately 17.1 percent and 5.8 percent, respectively, of our outstanding shares.

Recent Accounting Pronouncements. In December, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-19, "Technical Corrections and Improvements." This ASU clarified the difference between a valuation approach and a valuation technique. This ASU indicates that there are three major valuation approaches: the cost approach, the market approach and the income approach and that various valuation techniques are consistent with these broader approaches. Entities are required to disclose a current period change in either a valuation approach or a valuation technique as of and for the year ended December 31, 2016.

On August 26, 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance will affect how distributions received from equity method investees will be reported. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This ASU does not impact the accounting but rather the presentation of distributions in the Consolidated Statement of Cash Flows. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

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

On March 30, 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This ASU impacts the tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures.

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

On August 27, 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern." This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance was effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016.

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

We do not choose investments based on a strategy of diversification. We also do not rebalance the portfolio should one of our portfolio companies increase in value substantially relative to the rest of the portfolio.  Therefore, the value of our portfolio may be more vulnerable to microeconomic events affecting a single sector, industry or portfolio company and to general macroeconomic events that may be unrelated to our portfolio companies. These factors may subject the value of our portfolio to greater volatility than a company that follows a diversification strategy. As of December 31, 2016, and December 31, 2015, our largest 10 investments by value accounted for approximately 78 percent of the value of our equity-focused portfolio. Our largest three investments, by value, D-Wave Systems, Inc., AgBiome, LLC, and HZO, Inc., accounted for approximately 17 percent, 17 percent and 12 percent, respectively, of our equity-focused portfolio at December 31, 2016. D-Wave Systems, Inc., AgBiome, LLC, and HZO, Inc. are privately held portfolio companies. Our largest three investments, by value, Adesto Technologies Corporation, Metabolon, Inc., and HZO, Inc., accounted for approximately 19 percent, 18 percent and 10 percent, respectively, of our equity-focused portfolio at December 31, 2015. As of that date, Metabolon, Inc., and HZO, Inc. were privately held portfolio companies and Adesto Technologies was a publicly traded portfolio company.

Approximately 92 percent of the portion of our equity-focused portfolio that was fair valued was comprised of securities of 28 privately held companies, as well as the warrants of publicly traded Champions Oncology, Inc., OpGen, Inc., and Enumeral Biomedical Holdings, Inc. Approximately 0.3 percent of the portion of our equity-focused portfolio that was valued according to the equity method was comprised of one privately held company. Because there is typically no public or readily ascertainable market for our interests in the small privately held companies in which we invest, the valuation of the securities in that portion of our portfolio is determined in good faith by our Valuation Committee, which is comprised of all of the independent members of our Board of Directors. The values are determined in accordance with our Valuation Procedures and are subject to significant estimates and judgments. The fair value of the securities in our portfolio may differ significantly from the values that would be placed on these securities if a ready market for the securities existed. Any changes in valuation are recorded in our Consolidated Statements of Operations as "Net increase in unrealized depreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be significant.

NOTE 4. DEBT

The Company had a $20 million Loan Facility with Orix Corporate Capital, Inc., that was scheduled to mature on September 30, 2017. During the fourth quarter of 2016, the Company paid off all its outstanding obligations associated with this Loan Facility and the Loan Facility was no longer in effect. At December 31, 2016, the Company did not have outstanding debt.

The Loan Facility, which could be used to fund investments in portfolio companies, carried interest at 10 percent per annum in cash. The Company had the option to have interest accrue at a rate of 13.5 percent per annum if the Company decided not to pay interest in cash monthly. The Company paid interest in cash on its outstanding borrowings. The Loan Facility also required payment of a draw fee on each borrowing equal to 1.0 percent of such borrowing and an unused commitment fee of 1.0 percent per annum. Fee payments under the Loan Facility were made quarterly in arrears. The Company had the option to prepay the loans or reduce the aggregate commitments under the Loan Facility at any time prior to the maturity date, as long as certain conditions were met, including payment of required prepayment or termination fees. There were no required prepayment or termination fees associated with the repayment of the obligation. The Loan Facility was secured by all of the assets of the Company and its wholly owned subsidiaries, subject to certain customary exclusions. The Loan Facility contained certain affirmative and negative covenants, including without limitation: (a) maintenance of certain minimum liquidity requirements; (b) maintenance of an eligible asset leverage ratio of not less than 4.0:1.0; (c) limitations on liens; (d) limitations on the incurrence of additional indebtedness; and (e) limitations on structural changes, mergers and disposition of assets (other than in the normal course of our business activities).

At December 31, 2016, and December 31, 2015, the Company had outstanding debt of $0 and $5,000,000, respectively. The Loan Facility was repaid as of December 1, 2016. The weighted average annualized interest rate for the period January 1, 2016 through December 1, 2016 and of the year ended December 31, 2015, was 10 percent, exclusive of amortization of closing fees and other expenses. The weighted average debt outstanding for the period January 1, 2016, through December 1, 2016, and for the year ended December 31, 2015, was $5,000,000. The remaining capacity under the Loan Facility was $15,000,000 at December 31, 2015. The draw period for the Loan Facility expired on September 30, 2016. Unamortized fees and expenses of $0 and $306,040 related to establishing the Loan Facility are included as "Prepaid expenses" in the Consolidated Statements of Assets and Liabilities as of December 31, 2016, and December 31, 2015, respectively. These amounts were amortized over the term of the Loan Facility, and $306,040, $174,880 and $174,880 was amortized in the years ended December 31, 2016, 2015 and 2014, respectively. The Company paid $114,167, $164,583 and $202,778 in non-utilization fees during the years ended December 31, 2016, 2015 and 2014, respectively. The Company paid $466,667, $381,944 and $0 in interest expense for the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, and December 31, 2015, the Company paid $0 and $50,000 in utilization fees associated with a drawdown of the Loan Facility. At December 31, 2016, the Company did not have outstanding debt.

NOTE 5. FAIR VALUE OF INVESTMENTS

At December 31, 2016, our financial assets valued at fair value were categorized as follows in the fair value hierarchy:

	Fair Value Measurement at Reporting Date Using:
Description	December 31, 2016	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Privately Held Portfolio Companies:

Preferred Stock	$41,527,287	$0	$0	$41,527,287
Bridge Notes	5,951,657	0	0	5,951,657
Warrants	138,157	0	0	138,157
Rights to Milestone Payments	2,539,353	0	0	2,539,353
Common Stock	2,338,455	0	150,000	2,188,455
Senior Secured Debt	1,242,700	0	0	1,242,700

Publicly Traded Portfolio Companies:

Common Stock	$4,309,884	$4,309,884	$0	$0
Warrants	108,456	0	49,485	58,971

Total Investments:	$58,155,949	$4,309,884	$199,485	$53,646,580

Funds Held in Escrow From Sales of Investments:	$116,978	$0	$0	$116,978

Total Financial Assets:	$58,272,927	$4,309,884	$199,485	$53,763,558

Significant Unobservable Inputs

The table below presents the valuation technique and quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Unobservable inputs are those inputs for which little or no market data exists and, therefore, require an entity to develop its own assumptions.

	Fair Value at December 31, 2016	Valuation Approach(es)	Unobservable Input(s)	Range(s) (Weighted Average(a))

			Price Per Share	$2.26 - $2.31 ($2.30)
			Public Comparable Adjustment (Including Non-Performance Risk)	0.0% (0.0%)
			Volatility	48.9% - 95.6% (57.1%)
Preferred Stock	$11,773,458	Hybrid Approach	Time to Exit / Cash Flows (Years)	5.0 (5.00)
			Probability of Achieving Independent Milestones	50.0% - 75.0% (53.7%)
			Probability of Achieving Dependent Milestones	25.0% - 85.3% (57.5%)
			Price Per Share	$0.00 - $3.71 ($2.37)
			Public Comparable Adjustment (Including Non-Performance Risk)	-29.0% - 45.9% (37.8%)
			Volatility	45.8% - 119.6% (65.0%)
Preferred Stock	27,385,693	Income Approach	Time to Exit / Cash Flows (Years)	0.2 - 10.5 (5.43)
			Volatility	52.5% (52.5%)
			Revenue Multiples	7.2 (7.2)
			Time to Exit (Years)	5.0 (5.0)
Preferred Stock	2,368,136	Market Approach	Discount for Lack of Marketability	22.9% (22.9%)
Bridge Notes	306,354	Income Approach	Estimated Value to Cost Ratio at Payout	0.00 - 0.41 (0.21)
			Estimated Value to Cost Ratio at Payout	0.00 (0.00)
Bridge Notes	5,645,303	Market Approach	Estimated Value to Cost Ratio at Conversion	1.00 - 1.58 (1.09)
			Price Per Share	$2.26 ($2.26)
			Public Comparable Adjustment (Including Non-Performance Risk)	0.0% (0.0%)
			Volatility	95.6% (95.6%)
Common Stock	718,414	Hybrid Approach	Time to Exit (Years)	5.0 (5.00)
			Discount for Lack of Marketability	11.9% (11.9%)
			Public Comparable Adjustment (Including Non-Performance Risk)	0.0% (0.0%)
			Volatility	45.8% - 104.4% (81.9%)
			Time to Exit (Years)	5.0 - 8.0 (5.7)
Common Stock	1,284,940	Income Approach	Price Per Share	$0.00 - $3.71 ($1.65)
			Volatility	49.2% (49.2%)
			Revenue Multiples	1.6 (1.6)
			Time to Exit (Years)	2.0 (2.0)
			Discount for Lack of Marketability	15.9% (15.9%)
Common Stock	185,101	Market Approach	Price Per Share	$0.00001 - $0.83200 ($0.82999)
			Stock Price	$0.00 - $3.71 ($2.46)
			Volatility	49.2% - 104.5% (69.2%)
Warrants	197,128	Income Approach	Time to Exit (Years)	2.0 - 8.1 (5.48)
			Probability of Achieving Independent Milestones	0% - 75% (67%)
			Probability of Achieving Dependent Milestones	25% - 100% (74%)
Rights to Milestone Payments	2,539,353	Income Approach	Time to Cash Flows (Years)	0.3 - 8.0 (4.3)
Senior Secured Debt	1,242,700	Income Approach	Discount Rate	67% (67%)
			Escrow Discount	50% (50%)
Funds Held in Escrow from Sales of Investments	116,978	Income Approach	Time to Cash Flows (Years)	0.3 (0.3)
Total	$53,763,558

(a) Weighted average based on fair value at December 31, 2016.

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

We may also consider changes in market values for sets of comparable companies when recent private transaction information is not available and/or in consideration of non-performance risk. We define non-performance risk as the risk that the price per share (or implied valuation of a portfolio company) or the effective yield of a debt security of a portfolio company, as applicable, does not appropriately represent the risk that a portfolio company with negative cash flow will be: (a) unable to raise capital, will need to be shut down and will not return our invested capital; or (b) able to raise capital, but at a valuation significantly lower than the implied post-money valuation of the last round of financing.  We assess non-performance risk for each private portfolio company quarterly. Our assessment of non-performance risk typically includes an evaluation of the financial condition and operating results of the company, the company's progress towards milestones, and the long-term potential of the business and technology of the company and how this potential may or may not affect the value of the shares owned by us. An increase to the non-performance risk or a decrease in the private offering price of a future round of financing from that of the most recent round would result in a lower fair value measurement and/or a change in the distribution of value among the classes of securities we own.

Option pricing models place a high weighting on liquidation preferences, which means that small differences in how the preferences are structured can have a material effect on the fair value of our securities at the time of valuation and also on future valuations should additional rounds of financing occur with senior preferences. As such, valuations calculated by option pricing models may not increase if 1) rounds of financing occur at higher prices per share, 2) liquidation preferences include multiples on investment, 3) the amount of invested capital is small and/or 4) liquidation preferences are senior to prior rounds of financing. Additionally, an increase in the volatility assumption generally increases the enterprise value calculated in an option pricing model. An increase in the time to exit assumption also generally increases the enterprise value calculated in an option pricing model. Variations in the expected time to exit or expected volatility assumptions have a significant impact on fair value.

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

Subordinated Secured Debt and Senior Secured Debt

We invest in venture debt investments through subordinated secured debt and senior secured debt. We value these securities using an income approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Common inputs for valuing Level 3 debt investments include: the effective yield of the debt investment or, in the case where we have received warrant coverage, the warrant-adjusted effective yield of the security, adjustments for changes in the yields of comparable publicly traded high-yield debt funds and risk-free interest rates and an assessment of non-performance risk. For venture debt investments, an increase in yields would result in a lower fair value measurement. Furthermore, yields would decrease, and value would increase, if the company is exceeding targets and risk has been substantially reduced from the level of risk that existed at the time of investment. Yields would increase, and values would decrease, if the company is failing to meet its targets and risk has been increased from the level of risk that existed at the time of investment. Historically, we also invested in venture debt through participation agreements. We did not hold any participation agreements in 2016. As of December 31, 2015, the amounts held in participation agreements consisted solely of warrants. These warrants were valued using the Black-Scholes-Merton pricing model as discussed in "Warrants and Options." The participation agreements were sold in 2015.

Changes in Valuation Approaches

We changed the approaches used to determine the fair value of our common stock and bridge notes of ProMuc, Inc., and our common stock of TARA Biosystems, Inc., as of December 31, 2016, from those used to determine fair value as of December 31, 2015.

As of December 31, 2016, we valued our common stock and bridge notes of ProMuc, Inc., based on the Income approach. As of December 31, 2015, we valued our common stock and bridge notes of ProMuc, based on the Market approach. The change was owing to the decision to shut down ProMuc, and to return the remaining capital to the Company as the holder of ProMuc's senior debt securities.

As of December 31, 2016, we valued our common stock of TARA Biosystems, Inc., based on the Income approach. As of December 31, 2015, we valued our common stock of TARA Biosystems, based on the Market approach. The change was owing to the terms of a pending round of financing of TARA Biosystems as of December 31, 2016 that enabled the use of option pricing models to derive value. Such inputs were not available or applicable as of December 31, 2015.

The following chart shows the components of change in the financial assets categorized as Level 3 for the year ended December 31, 2016.

	Beginning Balance 1/1/2016	Total Realized (Losses) Gains Included in Changes in Net Assets		Transfers		Total Unrealized Appreciation (Depreciation) Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 12/31/2016	Amount of Total Appreciation (Depreciation) for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$48,568,205	$(3,333,948)	[1]	$(396,631)	[5,6]	$4,938,208	$5,311,592	$(13,560,139)	$41,527,287	$4,553,843

Bridge Notes	4,275,728	(112,227)	[2]	(406,621)	[5]	(528,885)	4,047,564	(1,323,902)	5,951,657	(508,580)

Common Stock	639,786	0		952,210	[5]	111,776	484,683	0	2,188,455	111,776

Warrants	480,025	(333,862)	[3]	(250,389)	[5,6]	301,354	0	0	197,128	(32,508)

Rights to Milestone Payments	3,362,051	0		0		(822,698)	0	0	2,539,353	(822,698)

Senior Secured Debt	0	0		569,904	[5]	(309,346)	982,142	0	1,242,700	(309,346)

Subordinated Secured Debt	560,538	0		(569,904)	[5]	0	9,366	0	0	0

Funds Held in Escrow From Sales of Investments	374,565	263,427	[4]	0		0	0	(521,014)	116,978	0

Options	54	0		0		(54)	0	0	0	(54)

OTC Traded Common Stock	29,732	0		(29,732)	[7]	0	0	0	0	0

Total	$58,290,684	$(3,516,610)		$(131,163)		$3,690,355	$10,835,347	$(15,405,055)	$53,763,558	$2,992,433

1Represents gross realized losses of $7,207,390 net of gross realized gains of $3,873,442.
2Represents a gross realized losses of $121,522 net of gross realized gains of $9,295.
3Represents a gross realized loss.
4Represents a gross realized gain.
5Transfers among asset classes are owing to conversions or exercises at financing events. These do no represent transfers in or out of Level 3.
6There was a $101,431 transfer from "Warrants" of OpGen, Inc. from Level 3 investments to a Level 2 investment.
7There was a $29,732 transfer from "OTC Traded Common Stock" of Enumeral Biomedical Holdings, Inc. from Level 3 investments to a Level 1 investment.

We elected to use the beginning of period values to recognize transfers in and out of Level 3 investments. For the year ended December 31, 2016, there were transfers out of Level 3 investments totaling $131,163. A total of 129,327 of our shares of Enumeral Biomedical Holdings, Inc., transferred from Level 3 investments to Level 1 investments owing to the use of their unadjusted closing share price on their respective stock exchanges on December 31, 2016, to derive their value. Transfers from Level 3 investments to Level 2 investments occur when observable inputs replace unobservable inputs as the primary inputs used to derive value.

At December 31, 2015, our financial assets were categorized as follows in the fair value hierarchy:

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

	December 31, 2015	Valuation Approach(es)	Unobservable Input(s)	Range(s) (Weighted Average(a))

			Private Offering Price Volatility	$1.08 - $2.17 ($2.07) 48.8% - 131.2% (56.5%)
Preferred Stock	$7,648,727	Hybrid Approach	Time to Exit	1.25 - 1.5 Years (1.48)

			Private Offering Price	$0.02 - $23.03 ($2.65)
			Non-Performance Risk	0% - 48% (4.4%)
			Volatility	0% - 112.8% (68.4%)
Preferred Stock	22,784,347	Income Approach	Time to Exit	1.0 - 5.0 Years (2.8)

			Volatility	0% - 54.1% (45.5%)
			Revenue Multiples	0 - 5.9 (4.76)
			Time to Exit	0.2 - 2 Years (1. 2)
Preferred Stock	18,135,131	Market Approach	Discount for Lack of Marketability	0% - 16.7% (12.9%)

Bridge Notes	1,124,714	Income Approach	Private Offering Price	$1.00 ($1.00)

Bridge Notes	3,151,014	Market Approach	Private Offering Price	$0.56 - $1.00 ($0.98)

			Private Offering Price	$1.08 ($1.08)
			Volatility	131.2% (131.2%)
Common Stock	309,963	Hybrid Approach	Time to Exit	1.25 Years (1.25)

			Private Offering Price	$0 - $3.71 ($3.71)
			Volatility	50.8% (50.8%)
Common Stock	329,802	Income Approach	Time to Exit	3 Years (3)

Common Stock	21	Market Approach	Private Offering Price	$0.0001 - $0.001 ($0.0001)

Warrants	101,431	Market Approach	Volume Weighted Average Price	0.34 (0.34)

			Stock Price	$0.$0.21 - $3.88 ($1.04)
			Volatility	48.8% - 101.9% (64%)
Warrants	378,594	Income Approach	Expected Term	0.03 - 9.14 Years (3.34)

		Probability Weighted	Probability of Achieving Independent Milestones	25% - 100% (58%)
Rights to Milestone Payments	3,362,051	Discounted Cash Flow	Probability of Achieving Dependent Milestones	0% - 75% (36%)

Subordinated Secured Debt	560,538	Market Approach	Market Price	0.56 (0.56)

Funds Held in Escrow From Sales of Investments	374,565	Market Approach	Escrow Discount	50% (50%)

Cont'd	December 31, 2015	Valuation Approach(es)	Unobservable Input(s)	Range(s) (Weighted Average(a))

			Stock Price	$0.23 ($0.23)
			Volatility	79% (79%)
Options	$54	Income Approach	Expected Term	0.58 Years (0.58)

OTC Traded Common Stock	29,732	Market Approach	Stock Price	$0.23 ($0.23)

Total	$58,290,684
      (a) Weighted average based on fair value at December 31, 2015.

The following chart shows the components of change in the financial assets categorized as Level 3 for the year ended December 31, 2015.

	Beginning Balance 1/1/2015	Total Realized Gains (Losses) Included in Changes in Net Assets		Transfers		Total Unrealized (Depreciation) Appreciation Included in Changes in Net Assets	Investments in Portfolio Companies, Interest on Bridge Notes, and Amortization of Loan Fees, Net	Disposals and Settlements	Ending Balance 12/31/2015	Amount of Total (Depreciation) Appreciation for the Period Included in Changes in Net Assets Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at the Reporting Date

Preferred Stock	$70,969,603	$2,364,827	[7]	$(15,054,684)	[1,3]	$(9,744,679)	$5,566,984	$(5,533,846)	$48,568,205	$(8,821,750)

Bridge Notes	2,163,916	1,790,891	[5]	(1,630,121)	[2]	(4,488)	4,384,732	(2,429,202)	4,275,728	(1,270,676)

Common Stock	535,280	0		(74,379)	[2]	178,885	0	0	639,786	178,885

Warrants	2,026,864	(920,093)	[8]	0		(875,095)	272,349	(24,000)	480,025	(1,135,291)

Rights to Milestone Payments	3,193,865	1,261,108	[5]	0		1,773,600	0	(2,866,522)	3,362,051	1,773,600

Senior Secured Debt	1,203,299	35,403	[5]	0		(429,232)	75,899	(885,369)	0	0

Subordinated Secured Debt	979,450	0		0		(430,293)	11,381	0	560,538	(430,293)

Funds Held in Escrow From Sales of Investments	306,802	(59,209)	[6]	126,972	[1]	0	0	0	374,565	0

Options	50,690	0		0		(50,636)	0	0	54	(50,636)

OTC Traded Common Stock	7,251,178	0		(8,020,281)	[4]	(83,817)	882,652	0	29,732	(83,817)

Total	$88,680,947	$4,472,927		$(24,652,493)		$(9,665,755)	$11,193,997	$(11,738,939)	$58,290,684	$(9,839,978)

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

NOTE 6. DERIVATIVES

At December 31, 2016, and December 31, 2015, we had rights to milestone payments from Amgen, Inc.’s acquisition of our former portfolio company, BioVex Group, Inc. These milestone payments were fair valued at $2,305,239 and $2,900,232 as of December 31, 2016, and December 31, 2015, respectively. At December 31, 2016, and December 31, 2015, we had rights to milestone payments from Laird Technologies, Inc.'s acquisition of our former portfolio company, Nextreme Thermal Solutions, Inc. These milestone payments were fair valued at $0 as of December 31, 2016, and December 31, 2015. At December 31, 2016, and December 31, 2015, we had rights to milestone payments from Canon, Inc.'s acquisition of our former portfolio company, Molecular Imprints, Inc. These milestone payments were fair valued at $234,114 and $461,819 as of December 31, 2016, and December 31, 2015, respectively. These milestone payments are contingent upon certain milestones being achieved in the future.

The following tables present the value of derivatives held at December 31, 2016, and the effect of derivatives held during the year ended December 31, 2016, along with the respective location in the financial statements.

Statements of Assets and Liabilities:

	Assets		Liabilities
Derivatives	Location	Fair Value	Location	Fair Value

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Investments	$2,305,239	—	—

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Investments	$0	—	—

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Investments	$234,114	—	—

Statements of Operations:

Derivatives	Location	Realized Gain/(Loss)	Change in unrealized Depreciation

Amgen, Inc. Rights to Milestone Payments from Acquisition of BioVex Group, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$(594,993)

Laird Technologies, Inc. Rights to Milestone Payments from Acquisition of Nextreme Thermal Solutions, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$0

Canon, Inc. Rights to Milestone Payments from Acquisition of Molecular Imprints, Inc.	Net Realized and Unrealized (Loss) Gain	$0	$(227,705)

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

 Statements of Operations:

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

Under the Stock Plan, a maximum of 20 percent (6,200,120 shares) of our total shares of common stock issued and outstanding as of the 2012 Annual Meeting date, calculated on a fully diluted basis (31,000,601 shares), were available for awards under the Stock Plan. Under the Stock Plan, no more than 50 percent of the shares of stock reserved for the grant of the awards under the Stock Plan (up to an aggregate of 3,100,060 shares) may be restricted stock awards at any time during the term of the Stock Plan. If any shares of restricted stock are awarded, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year. Although the Stock Plan permits us to continue to grant stock options, our Board of Directors has discontinued further grants of stock options. As of December 31, 2016, 710,745 shares of restricted stock, or 2.3 percent, of the 31,000,601 total shares outstanding as of the effective date of the Stock Plan were outstanding. As of December 31, 2016, 197,852 options, or 0.6 percent, of the 31,000,601 total shares outstanding as of the effective date of the Stock Plan were outstanding.

The Stock Plan will expire on June 7, 2022. The expiration of the Stock Plan will not by itself adversely affect the rights of plan participants under awards that are outstanding at the time the Stock Plan expires.

Stock Option Awards

During the years ended December 31, 2016, 2015 and 2014, the Compensation Committee of the Board of Directors of the Company did not grant any stock options. The Compensation Committee does not plan to grant new stock options to employees.

For the years ended December 31, 2016, December 31, 2015, and December 31, 2014, the Company recognized $0, $0, and $92,758, respectively, of compensation expense in the Consolidated Statements of Operations related to stock options. As of December 31, 2016, and December 31, 2015, the stock options outstanding were fully vested and, therefore, fully expensed.

No options were exercised during the years ended December 31, 2016, December 31, 2015, and December 31, 2014. Upon exercise, shares would be issued from our previously authorized but unissued shares.

A summary of the changes in outstanding stock options for the year ended December 31, 2016, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2016	1,402,912	$9.85	$6.34	0.70	$0
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited or Expired	(1,205,060)	10.34	6.85	0
Options Outstanding and Exercisable at December 31, 2016	197,852	$6.86	$3.25	1.01	$0

The aggregate intrinsic value in the table above with respect to outstanding options is calculated as the difference between the Company's closing stock price of $1.38 on December 30, 2016, the last trading day of the year, and the exercise price, multiplied by the number of in-the-money options. This amount represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their awards on December 30, 2016.

At December 31, 2016, and December 31, 2015, there were no unvested options.

Restricted Stock

On June 11, 2012, the Compensation Committee granted the employees a total of 1,780,000 shares of restricted stock. A total of 1,068,000 awards (60 percent) vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. The remaining 712,000 of these shares (40 percent) have vesting dates ranging from December 31, 2012, through June 30, 2017, based on the employee's continued service to the Company. On March 6, 2014, the Compensation Committee granted 26,360 shares of restricted stock to a new employee under service terms and volume weighted market price conditions matching those of the June 11, 2012, employee grant. On November 3, 2016, the Compensation Committee granted 4,690 shares of restricted stock to a new employee under service terms matching those of the June 11, 2012, employee grant. Pursuant to the Exemptive Order, non-employee directors receive up to 2,000 shares of restricted stock annually, which vest pro rata over a three-year period from the date of the grant. Non-employee directors were granted 14,000 shares of restricted stock on May 1, 2014, 10,000 shares of restricted stock on June 5, 2015, and 12,000 shares of restricted stock on June 7, 2016.

The compensation expense for the service-based award is determined by the market price of our stock at the date of grant applied to the total number of shares we anticipate to fully vest. The market price for the March 6, 2014, and November 3, 2016, employee service-based award was $3.05 and $1.28, respectively. The market price for the May 1, 2014, grant to the non-employee directors was $3.60. The market price for the June 5, 2015, grant to the non-employee directors was $2.72. The market price for the June 7, 2016, grant to the non-employee directors was $1.74.

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

During 2016, a total of 283,370 shares of restricted stock were forfeited in connection with the voluntary termination of two of our employees. As a result, compensation cost of $374,564 related to these awards was reversed, which reduced stock-based compensation cost for the period. For the year ended December 31, 2016, we recognized $158,973 of net compensation expense related to restricted stock awards. As of December 31, 2016, there was unrecognized compensation cost of $336,397 related to restricted stock awards. This cost is expected to be recognized over a remaining weighted average period of approximately nine months.

Non-vested restricted stock awards as of December 31, 2016, and changes during the year ended December 31, 2016, were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at January 1, 2016	1,062,329	$2.66
Granted	16,690	1.61
Vested based on service	(58,454)	3.33
Shares withheld related to net share settlement of restricted stock	(26,450)	3.37
Forfeited	(283,370)	2.65
Outstanding at December 31, 2016	710,745	$2.56

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

Under net settlement procedures currently applicable to our outstanding restricted stock awards for current employees, upon each settlement date, restricted stock awards are withheld to cover the required withholding tax, which is based on the value of the restricted stock award on the settlement date as determined by the closing price of our common stock on the vesting date. The remaining amounts are delivered to the recipient as shares of our common stock. During 2016, 84,904 restricted stock awards vested, of which 75,570 restricted stock awards were net settled by withholding 26,450 shares, which represented the employees' minimum statutory obligation for each employee's applicable income and other employment taxes and remitted cash totaling

$39,691 to the appropriate tax authorities. During 2015, 109,167 restricted stock awards vested, of which 100,500 restricted stock awards were net settled by withholding 35,175 shares, which represented the employees' minimum statutory obligation for each such employee's applicable income and other employment taxes and remitted cash totaling of $86,914 to the appropriate tax authorities. The amount remitted to the tax authorities for the employees' tax obligation was reflected as a financing activity within our Consolidated Statements of Cash Flows. The shares withheld by us as a result of the net settlement of restricted stock awards are not considered issued and outstanding, thereby reducing our shares outstanding used to calculate net asset value per share.

NOTE 8. DISTRIBUTABLE EARNINGS

As of December 31, 2016, December 31, 2015, and December 31, 2014, there were no distributable earnings. The difference between the book basis and tax basis components of distributable earnings is primarily nondeductible deferred compensation and net operating losses.

The Company did not declare dividends for the years ended December 31, 2016, 2015 or 2014.

NOTE 9. EMPLOYEE BENEFITS

401(k) Plan

We adopted a 401(k) Plan covering substantially all of our employees. Matching contributions to the plan are at the discretion of the Compensation Committee. For the year ended December 31, 2016, the Compensation Committee approved a 100 percent match, which amounted to $162,000. The 401(k) Company match for the years ended December 31, 2015, and December 31, 2014, was $180,690 and $216,420, respectively.

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

Our accumulated postretirement benefit obligation was re-measured as of the plan amendment date, which resulted in a $1,101,338 decrease in our liability. A deferred gain of $1,101,338 owing to this amendment was included in "Accumulated other comprehensive income" as of March 31, 2013. This amount is being amortized over a service period of 5.27 years. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, a total of $208,983, $208,983 and $208,983, respectively, was amortized and included as a reduction of "Salaries, benefits and stock-based compensation" on our Consolidated Statements of Operations. All of the amounts reported in the Consolidated Statements of Comprehensive Income (Loss) relate to the plan amendment.

The plan is unfunded and has no assets. The following disclosures about changes in the benefit obligation under our plan to provide medical and dental insurance for retirees are as of the measurement date of December 31:

	2016	2015

Accumulated Postretirement Benefit Obligation at Beginning of Year	$991,429	$1,042,730
Service Cost	19,031	25,362
Interest Cost	40,241	39,186
Actuarial Loss (Gain)	35,798	(94,174)
Benefits Paid	(18,580)	(21,675)
Accumulated Postretirement Benefit Obligation at End of Year	$1,067,919	$991,429

In accounting for the plan, the assumption made for the discount rate was 3.94 percent and 4.15 percent for the years ended December 31, 2016, and 2015, respectively. The assumed health care cost trend rates in 2016 were 8 percent grading to 5 percent over 10 years for medical and 5 percent per year for dental. The assumed health care cost trend rates in 2015 were 8 percent grading to 5 percent over 6 years for medical and 5 percent per year for dental. The effect on disclosure information of a one percentage point change in the assumed health care cost trend rate for each future year is shown below.

	1% Decrease in Rates	Assumed Rates	1% Increase in Rates

Aggregated Service and Interest Cost	$53,243	$59,272	$66,618
Accumulated Postretirement Benefit Obligation	$958,704	$1,067,919	$1,198,624

The net periodic postretirement benefit cost for the year is determined as the sum of service cost for the year, interest on the accumulated postretirement benefit obligation and amortization of the prior service cost and actuarial gains/losses over the average remaining service period of employees expected to receive plan benefits. The following is the net periodic postretirement benefit cost for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Service Cost	$19,031	$25,362	$41,433
Interest Cost on Accumulated Postretirement Benefit Obligation	40,241	39,186	42,075
Amortization of Prior Service Cost	(208,983)	(208,983)	(208,983)
Amortization of Net (Gain)/Loss	10,288	17,077	11,833
Net Periodic Post Retirement Benefit Cost	$(139,423)	$(127,358)	$(113,642)

A total of $208,983 in accumulated other comprehensive income is expected to be recognized as a component of net periodic post retirement benefit cost in 2017.

The Company estimates the following benefits to be paid in each of the following years:

2017	$24,323
2018	$28,516
2019	$33,702
2020	$39,391
2021	$45,311
2022 through 2026	$306,370

For the year ended December 31, 2016, net unrecognized actuarial losses, which resulted primarily from the decrease in the discount rate, increased by $25,510, which represents $35,798 of actuarial losses arising during the year, offset by a reclassification adjustment of $10,288 that increased the net periodic benefit cost for the year.

For the year ended December 31, 2015, net unrecognized actuarial gains, which resulted primarily from an increase in the discount rate, increased by $111,251, which represents $94,174 of actuarial gains arising during the year and a reclassification adjustment of $17,077 that increased the net periodic benefit cost for the year.

For the year ended December 31, 2014, net unrecognized actuarial losses, which resulted primarily from the decrease in the discount rate, increased by $72,412, which represents $84,245 of actuarial losses arising during the year, offset by an $11,833 reclassification adjustment that increased the net periodic benefit cost for the year.

Executive Mandatory Retirement Benefit Plan

On May 5, 2011, the Board of Directors of Harris & Harris Group, Inc., terminated the Amended and Restated Executive Mandatory Retirement Benefit Plan. The plan was adopted in 2003 in order to begin planning for eventual management succession for individuals who are employed by us in a bona fide executive or high policy-making position. The plan provided benefits required by age discrimination laws as a result of the Company’s policy of mandatory retirement when such individuals attained the age of 65. Our former President accrued benefits under this plan prior to his retirement, and the termination of this plan has no impact on his accrued benefits. At December 31, 2016, and 2015, we had $201,102 and $210,718, respectively, accrued for benefits for this former employee under the plan, which is included in "Post retirement plan liabilities" on the Consolidated Statements of Assets and Liabilities.

NOTE 10. INCOME TAXES

We filed for the 1999 tax year to elect treatment as a RIC under Subchapter M of the Code and qualified for the same treatment for the years 2000 through 2015. We did not qualify as a RIC under Subchapter M of the Code in 2016. We did not have any taxable income in 2016, so this failure to qualify as a RIC did not result in a tax liability. The discussion below provides details on why we did not qualify as a RIC in 2016.
In the case of a RIC that furnishes capital to development corporations, there is an exception to the rule relating to the diversification of investments required to qualify for RIC treatment. Because of the specialized nature of our investment portfolio, we generally can satisfy the diversification requirements under the Code if we receive a certification from the SEC pursuant to Section 851(e) of the Code. This exception is available only to RICs that the SEC determines to be principally engaged in the furnishing of capital to other corporations that are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). If we require, but fail to obtain, the SEC Certification for a taxable year, we may fail to qualify as a RIC for such year. We have received SEC Certification since 1999, including for 2015, but it is possible that we may not receive SEC Certification in future years. Because we failed to qualify as a RIC in 2016, we do not intend to apply for certification for 2016.
In addition, under certain circumstances, even if we qualified for Subchapter M treatment for a given year, we might take action in a subsequent year to ensure that we would be taxed in that subsequent year as a C Corporation, rather than as a RIC.
As a RIC, we also will fail to qualify for favorable RIC tax treatment for a taxable year if we do not satisfy the 90 percent Income Test or Annual Distribution Requirement for such year. In the event we do not satisfy the 90 percent Income Test, the Diversification Tests or the Annual Distribution Requirement for any taxable year, we will be subject to federal tax with respect to all of our taxable income, whether or not distributed. In addition, all our distributions to shareholders in that situation generally will be taxable as ordinary dividends.
Income from fees and consulting payments generally does not qualify as good RIC income under the 90 percent Income Test. We generated more income from such payments for the year ended December 31, 2016, and have failed to qualify as a RIC for the current taxable year owing to the inability to satisfy the 90 percent Income Test. The Company is obligated to be taxed as a corporation (subject to federal, state and local income tax) on its taxable income. Although the Company failed the income test for the year ended December 31, 2016, it does not have taxable income as it is in a loss position owing to gains being offset by current year’s capital losses and operating losses. The Company will continue to evaluate the long-term impact of potential taxation as a C-Corporation based on tax liabilities resulting from failure to pass the 90 Percent Income Test, the Diversification Tests or the Annual Distribution Requirement in each subsequent year.
Furthermore, our ownership percentages in our portfolio have grown over the last several years, which makes it more difficult to pass certain RIC diversification tests when companies in our portfolio are successful and we wish to invest more capital in those companies to increase our investment returns. As long as the aggregate values of our non-qualifying assets remain below 50 percent of total assets, we will continue to qualify as a RIC. Rather than selling portfolio companies that are performing well in order to pass our RIC diversification tests, we may opt instead not to qualify as a RIC. We will choose to take such action only if we believe that the result of the action will benefit us and our shareholders.
For federal tax purposes, the Company’s 2013 through 2016 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. Generally, for state tax purposes, the Company’s 2012 through 2016 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

During 2016, the Company recorded a consolidated expense of $1,767 in federal, state and local income taxes. At December 31, 2016, we had $0 accrued for federal, state and local taxes payable by the Company.
We pay federal, state and local taxes on behalf of Ventures, which is taxed as a C Corporation. For the years ended December 31, 2016, 2015, and 2014, our income tax (benefit) expense for Ventures was $(3,412), $1,125 and $16,698, respectively.
Tax expense included in the Consolidated Statement of Operations consists of the following:

	2016	2015	2014

Current	$1,767	$2,148	$17,896
Total income tax expense	$1,767	$2,148	$17,896

The Company realized short- and long-term losses of $8,073,408 in 2016. The Company realized short- and long-term gains of $4,533,848 in 2015 and short- and long-term capital losses of $5,899,525 in 2014. The Company offsets any gains with capital loss carryforwards and neither owes federal income taxes on the gains or is required to distribute a portion of the gains to shareholders.
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

As of December 31, 2016, we had post-enactment loss carryforwards under the provisions of the Act of $612,621 short term and $8,837,366 long term. Post-enactment losses have no expiration date. As of December 31, 2016, we had pre-enactment loss carryforwards totaling $3,875,967, expiring in 2018. We had no post-October losses.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On May 4, 2016, the Company made its first investment of $150,000 in AgTech Accelerator Corporation ("AgTech"). On November 17, 2016, the Company made a second investment of $150,000, representing its total operating commitment of $300,000 to AgTech. AgTech will be identifying emerging agricultural innovation companies for the Company to invest in directly. As of December 31, 2016, the Company had an unfunded $1,200,000 investment commitment to be invested in the identified portfolio companies over a five-year period. On February 3, 2017, the Company withdrew from participation in AgTech prior to any of the investment commitment being called. The Company no longer has any unfunded commitments to AgTech following the date of the withdrawal. The Company's decision to withdraw from AgTech allows the other investors the option to purchase the Company's shares of AgTech for $0.001 per share within 90 days from our notice of withdrawal.  This option has yet to be exercised.  If the other investors do not exercise the option to purchase the Company’s shares of AgTech within the 90 days, the Company will retain its shares of AgTech with no further investment commitment.

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

The Company's aggregate operating and investment commitments in Accelerator amounted to $833,333 and $3,166,667, respectively. During the year ended December 31, 2015, $262,215 in capital related to the operating commitment and $1,132,950 in capital related to the investment commitment was called. During the year ended December 31, 2016, $103,680 in capital related to the operating commitment and $1,050,290 in capital related to the investment commitment was called. As of December 31, 2016, the Company had remaining unfunded commitments of $251,426 and $983,427, or approximately 30.2 percent and 31.1 percent, of the total operating and investment commitments, respectively. The withdrawal of contributed capital is not permitted. The transfer or assignment of capital is subject to approval by Accelerator.

On September 24, 2009, we signed a ten-year lease for approximately 6,900 square feet of office space located at 1450 Broadway, New York, New York. The lease commenced on January 21, 2010, with these offices replacing our corporate headquarters previously located at 111 West 57th Street, New York, New York. The base rent is $36 per square foot with a 2.5 percent increase per year over the 10 years of the lease, subject to a full abatement of rent for four months and a rent credit for six months throughout the lease term. The lease expires on December 31, 2019.

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

Total rent expense for all of our office space, including rent on expired leases, was $262,024 in 2016; $301,828 in 2015; and $299,048 in 2014. Aggregate future minimum lease payments in each of the following years are: 2017 - $294,882; 2018 - $302,254; and 2019 - $309,811.

In the ordinary course of business, we indemnify our officers and directors, subject to certain regulatory limitations, for loss or liability related to their service on behalf of the Company, including serving on the boards of directors or as officers of portfolio companies. At December 31, 2016, and 2015, we believed our estimated exposure was minimal, and accordingly we have no liability recorded.

NOTE 12. SHARE REPURCHASE PROGRAM

On August 6, 2015, our Board of Directors authorized a repurchase of up $2.5 million of the Company’s common stock in the open market within a six-month period. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases are conducted in accordance with the 1940 Act. During the year ended December 31, 2015, we repurchased 509,082 shares at an average price of approximately $2.36 per share, inclusive of commissions. This represented a discount of approximately 18.1 percent of the net asset value per share at December 31, 2015. The total dollar amount of shares repurchased in this period was $1,199,994, leaving a maximum of $1,300,006 available for future program purchases as of December 31, 2015. This six-month period expired on February 6, 2016. On March 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period from the proxy mailing date of April 29, 2016. This six-month period expired on October 31, 2016. On November 3, 2016, our Board of Directors reauthorized the repurchase of up to $2.5 million of the Company's common stock within a six-month period from the date of notice to investors, which date has yet to be determined. As of December 31, 2016, and March 15, 2017, no additional repurchases had occurred, leaving a maximum of $2.5 million available for future repurchases.

NOTE 13. CHANGE IN NET ASSETS PER SHARE

The following table sets forth the computation of basic and diluted per share net decreases in net assets resulting from operations for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014

Numerator for decrease in net assets per share resulting from operations	$(16,366,360)	$(20,245,830)	$(13,570,420)
Denominator for basic weighted average shares	30,864,815	31,174,758	31,222,877
Basic net decrease in net assets per share resulting from operations	$(0.53)	$(0.65)	$(0.43)
Denominator for diluted weighted average shares	30,864,815	31,174,758	31,222,877
Diluted net decrease in net assets per share resulting from operations	$(0.53)	$(0.65)	$(0.43)
Anti-dilutive shares by type:
Stock options	197,852	1,402,912	1,423,912
Restricted stock[1]	63,746	169,329	268,705
Total anti-dilutive shares	261,598	1,572,241	1,692,617

1A total of 647,000, 893,000, and 893,000 market-based shares of restricted stock were outstanding at December 31, 2016, December 31, 2015, and December 31, 2014. These shares vest when the volume-weighted stock price is at or above pre-determined stock price targets over a 30-day period. These pre-determined stock price targets range from $5.00 per share to $9.00 per share. These shares were not included in the computation of diluted net asset value per share because as of the end of the reporting period none of the pre-determined stock price targets were met.

For the years ended December 31, 2016, 2015 and 2014, the calculation of net decrease in net assets resulting from operations per diluted share did not include stock options or shares of restricted stock because such shares were anti-dilutive. Stock options and restricted stock awards may be dilutive in future periods in which there are both a net increase in net assets resulting from operations and either significant increases in our average stock price or significant decreases in the amount of unrecognized compensation cost during the period.

NOTE 14. RELATED PARTY TRANSACTIONS

As a BDC, we provide managerial assistance to our portfolio companies. In certain cases, we receive fees for providing such assistance. During the years ended December 31, 2016, 2015 and 2014, we received fees totaling $1,002,853, $191,609 and $86,667, respectively.

NOTE 15. SUBSEQUENT EVENTS

On January 17, 2017, 180 Degree Capital Corp., a privately held portfolio company, was dissolved, and the Company's invested capital of $150,000 was returned in full.

On February 3, 2017, the Company withdrew from participation in AgTech Accelerator Corporation.

On February 16, 2017, the Company made a $425,000 follow-on investment in Interome, Inc., a privately held portfolio company.

NOTE 16. SELECTED QUARTERLY DATA (UNAUDITED)

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total investment income	$302,042	$460,042	$566,152	$463,954

Net operating loss	$(1,161,926)	$(1,048,306)	$(856,765)	$(1,449,111)

Net (decrease) increase in net assets resulting from operations	$(6,049,614)	$(1,185,045)	$(6,022,037)	$(3,109,664)

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.20)	$(0.04)	$(0.20)	$(0.09)

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total investment income	$142,832	$288,195	$244,402	$241,566

Net operating loss	$(2,036,345)	$(1,585,307)	$(1,587,808)	$(1,953,050)

Net (decrease) increase in net assets resulting from operations	$(3,922,038)	$(1,529,496)	$(16,904,625)	$2,110,329

Net (decrease) increase in net assets resulting from operations per average outstanding share	$(0.13)	$(0.05)	$(0.54)	$0.07

HARRIS & HARRIS GROUP, INC. FINANCIAL HIGHLIGHTS

	Year Ended Dec. 31, 2016	Year Ended Dec. 31, 2015	Year Ended Dec. 31, 2014	Year Ended Dec. 31, 2013	Year Ended Dec. 31, 2012
Per Share Operating Performance
Net asset value per share, beginning of year	$2.88	$3.51	$3.93	$4.13	$4.70
Net operating loss*	(0.15)	(0.23)	(0.25)	(0.26)	(0.28)
Net realized (loss) gain on investments*	(0.26)	0.15	(0.16)	0.59	0.08
Net increase in unrealized depreciation on investments and written call options*(1)	(0.12)	(0.56)	(0.02)	(0.58)	(0.44)
Share of loss on equity method investment*(2)	0.00	(0.01)	0.00	0.00	0.00
Total from investment operations*	(0.53)	(0.65)	(0.43)	(0.25)	(0.64)
Net increase as a result of stock-based compensation expense*(2)	0.01	0.03	0.03	0.04	0.09
Net increase as a result of purchase of treasury stock	0.00	0.01	0.00	0.00	0.00
Net decrease as a result of acquisition of vested restricted stock awards related to employee withholding(2)	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)
Total increase from capital stock transactions	0.00	0.03	0.02	0.03	0.07
Net (decrease) increase as a result of other comprehensive (loss) income*(2)	(0.01)	(0.01)	(0.01)	0.02	0.00
Net decrease in net asset value	(0.54)	(0.63)	(0.42)	(0.20)	(0.57)
Net asset value per share, end of year	$2.34	$2.88	$3.51	$3.93	$4.13
Stock price per share, end of year	$1.38	$2.20	$2.95	$2.98	$3.30
Total return based on stock price	(37.27)%	(25.42)%	(1.01)%	(9.70)%	(4.62)%
Supplemental Data:
Net assets, end of year	$72,255,610	$88,711,671	$109,654,427	$122,701,575	$128,436,774
Ratio of expenses, excluding taxes, to average net assets(3)	7.88%	8.15%	7.14%	6.62%	6.57%
Ratio of expenses, including taxes, to average net assets(3)	7.89%	8.15%	7.15%	6.65%	6.58%
Ratio of net operating loss to average net assets(3)	(5.64)%	(7.22)%	(6.70)%	(6.26)%	(6.07)%
Average debt outstanding	$4,590,164	$3,780,822	$0	$0	$1,679,781
Average debt per share	0.15	0.12	$0	$0	$0.05
Number of shares outstanding, end of year	30,904,209	30,845,754	31,280,843	31,197,438	31,116,881

*Based on average shares outstanding.
(1) Net unrealized losses include rounding adjustments to reconcile change in net asset value per share. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of unrealized losses on investments.
(2) Amounts listed as zero are amounts calculated as less than $0.005.
(3) Not annualized.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rules 13a-15 of the Exchange Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the issuer's management, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2016, based upon this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, on the Company’s internal control over financial reporting, is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information set forth under the captions "Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in our Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act (the "2017 Proxy Statement"), is herein incorporated by reference.

We have adopted a Code of Conduct for Directors and Employees, which also applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Senior Controllers, which is posted on our website at http://ir.hhvc.com/governance.cfm.

The Board of Directors has determined that W. Dillaway Ayres, Jr., Stacy R. Brandom and Richard P. Shanley are all "Audit Committee Financial Experts" serving on our Audit Committee. Messrs. Ayres and Shanley and Ms. Brandom are not "interested persons" as defined under Section 2(a)(19) of the 1940 Act and are independent under the rules of the Nasdaq Stock Market.

Item 11.    Executive Compensation.

The information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report on Executive Compensation" in the 2017 Proxy Statement is herein incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "How Many Shares Do the Company's Principal Shareholders, Directors and Executive Officers Own?" in the 2017 Proxy Statement is herein incorporated by reference. The "Equity Compensation Plan Information" chart is set forth herein under Item 5.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Nominees" and "Related Party Transactions" in the 2017 Proxy Statement is herein incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

The information set forth under the captions "Audit Committee's Pre-Approval Policies" and "Fees Paid to PwC for 2016 and 2015" in the 2017 Proxy Statement is herein incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statements Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Listed below are the financial statements which are filed as part of this report:

•	Consolidated Statements of Assets and Liabilities as of December 31, 2016, and 2015;

•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014;

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014;

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2016, 2015, and 2014;

•	Consolidated Schedule of Investments as of December 31, 2016;

•	Consolidated Schedule of Investments as of December 31, 2015;

•	Footnote to Consolidated Schedule of Investments;

•	Notes to Consolidated Financial Statements; and

•	Financial Highlights for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

(2)	Schedule 12-14 – "Investments and Advances to Affiliates."

(3)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

3.1(a)
Restated Certificate of Incorporation of Harris & Harris Group, Inc., dated September 23, 2005, incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 814-00176) filed on March 15, 2016.

3.1(b)*	Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006.

3.1(c)
Certificate of Change of the Certificate of Incorporation of Harris & Harris Group, Inc., dated August 5, 2010, incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 814-00176) filed on March 15, 2016.

3.2	Amended and Restated By-laws, incorporated by reference as Exhibit 3.1 to the Company's Form 8-K (File No. 814-00176) filed on December 20, 2016.

31.01*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS & HARRIS GROUP, INC.

Date: March 15, 2017	By:	/s/ Douglas W. Jamison
Douglas W. Jamison
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas W. Jamison	Chairman of the Board and Chief Executive Officer	March 15, 2017
Douglas W. Jamison

/s/ Daniel B. Wolfe	Chief Financial Officer	March 15, 2017
Daniel B. Wolfe

/s/ W. Dillaway Ayres, Jr.	Director	March 15, 2017
W. Dillaway Ayres, Jr.

/s/ Phillip A. Bauman	Director	March 15, 2017
Phillip A. Bauman

/s/ Stacy R. Brandom	Director	March 15, 2017
Stacy R. Brandom

/s/ Charles E. Ramsey	Director	March 15, 2017
Charles E. Ramsey

/s/ Kevin M. Rendino	Director	March 15, 2017
Kevin M. Rendino

/s/ Richard P. Shanley	Director	March 15, 2017
Richard P. Shanley

EXHIBIT INDEX

The following exhibits are filed with this report in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of Harris & Harris Group, Inc., dated May 19, 2006.

31.01	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 12-14

HARRIS & HARRIS GROUP, INC. INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited(Debited) to Income (B)	Value as of December 31, 2015	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2016

MAJORITY OWNED CONTROLLED INVESTMENTS (E):
180 Degree Capital Corp.	Common Stock	$0	$0	$150,000	$0	$150,000
Black Silicon Holdings, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0
	Series A-1 Convertible Preferred Stock	0	0	0	0	0
	Series A-2 Convertible Preferred Stock	0	0	0	0	0
	Series B-1 Convertible Preferred Stock	0	0	0	0	0
	Series C Convertible Preferred Stock	0	0	0	0	0
	Secured Convertible Bridge Notes	103,981	316,613	0	(54,136)	262,477
Interome, Inc.	Common Stock	$0	$0	$10	$0	$10
	Secured Convertible Bridge Note	63,047	0	1,455,000	0	1,455,000
ProMuc, Inc.	Common Stock	$0	$1	$0	$(1)	$0
	Secured Convertible Bridge Note	(70,915)	650,915	0	(637,038)	13,877
SynGlyco, Inc.	Common Stock	$0	$0	$0	$0	$0
	Series A' Convertible Preferred Stock	0	100,343	0	(100,343)	0
	Secured Convertible Bridge Notes	14,331	808,101	0	(778,101)	30,000
Total Majority Owned Controlled Investments		$110,444	$1,875,973	$1,605,010	$(1,569,619)	$1,911,364
OTHER CONTROLLED INVESTMENTS (F):
Essential Health Solutions, Inc.(G)	Common Stock	$0	$0	$116,767	$0	$116,767
	Series A Convertible Preferred Stock	0	0	2,747,905	0	2,747,905
NGX Bio, Inc.(H)	Series Seed Convertible Preferred Stock	$0	$446,878	$259,545	$0	$706,423
	Series A Convertible Preferred Stock	0	403,538	43,800	0	447,338
	Unsecured Convertible Bridge Note	22,192	0	580,211	0	580,211
	Warrants for Series Seed Preferred Stock	0	148,958	0	(148,958)	0
Senova Systems, Inc.(I)	Series B Convertible Preferred Stock	$0	$284,938	$0	$(284,938)	$0
	Series B-1 Convertible Preferred Stock	0	659,411	0	(659,411)	0
	Series C Convertible Preferred Stock	0	1,127,419	0	(672,369)	455,050
	Warrants for Series B Preferred Stock	0	39,980	0	(39,980)	0
	Secured Convertible Bridge Note	22,314	0	356,075	(356,075)	0
TARA Biosystems, Inc.(J)	Common Stock	$0	$20	$702,884	$0	$702,904
	Secured Convertible Bridge Notes	135,668	2,023,419	73,615	0	2,097,034
Total Other Controlled Investments		$180,174	$5,134,561	$4,880,802	$(2,161,731)	$7,853,632
Total Controlled Investments		$290,618	$7,010,534	$6,485,812	$(3,731,350)	$9,764,996
AFFILIATED INVESTMENTS (K):
ABSMaterials, Inc.	Series A Convertible Preferred Stock	$0	$160,303	$44,529	$0	$204,832
	Series B Convertible Preferred Stock	0	823,319	81,114	0	904,433
	Secured Convertible Bridge Note	7,605	0	107,605	0	107,605
AgBiome, LLC	Series A-1 Convertible Preferred Stock	$0	$4,022,722	$2,927,087	$0	$6,949,809
	Series A-2 Convertible Preferred Stock	0	891,588	607,416	0	1,499,004
	Series B Convertible Preferred Stock	0	575,979	190,205	0	766,184

i

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited(Debited) to Income (B)	Value as of December 31, 2015	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2016
AFFILIATED INVESTMENTS (K):
AgTech Accelerator Corporation	Common Stock	$0	$0	$300	$0	$300
	Class B Common Stock	0	0	138	0	138
D-Wave Systems, Inc.	Series 1 Class B Convertible Preferred Stock	$0	$1,485,943	$651,162	$0	$2,137,105
	Series 1 Class C Convertible Preferred Stock	0	588,844	254,613	0	843,457
	Series 1 Class D Convertible Preferred Stock	0	1,117,858	483,355	0	1,601,213
	Series 1 Class E Convertible Preferred Stock	0	368,385	141,553	0	509,938
	Series 1 Class F Convertible Preferred Stock	0	353,940	136,002	0	489,942
	Series 1 Class H Convertible Preferred Stock	0	732,972	199,349	0	932,321
	Series 2 Class D Convertible Preferred Stock	0	886,651	383,382	0	1,270,033
	Series 2 Class E Convertible Preferred Stock	0	711,876	265,852	0	977,728
	Series 2 Class F Convertible Preferred Stock	0	683,959	255,427	0	939,386
	Warrants for Common Stock	0	710	12,626	0	13,336
EchoPixel, Inc.	Series Seed Convertible Preferred Stock	$0	$1,327,092	$0	$(397,036)	$930,056
	Series Seed-2 Convertible Preferred Stock	0	0	332,650	0	332,650
	Convertible Bridge Note	525	113,425	296,809	0	410,234
Ensemble Therapeutics Corporation	Series B Convertible Preferred Stock	$0	$662,607	$0	$(662,607)	$0
	Series B-1 Convertible Preferred Stock	0	1,448,295	0	(575,826)	872,469
Genome Profiling, LLC	Convertible Bridge Note	$7,667	$0	$230,000	$0	$230,000
HZO, Inc.	Common Stock	$0	$329,802	$135,467	$0	$465,269
	Series I Convertible Preferred Stock	0	4,281,820	0	(155,277)	4,126,543
	Series II Convertible Preferred Stock	0	2,515,164	0	(774,131)	1,741,033
	Series II-A Convertible Preferred Stock	0	0	255,888	0	255,888
	Warrants for Series II-A Convertible Preferred Stock	$0	$0	$24,313	$0	$24,313
	Convertible Bridge Note	5,890	0	255,890	(255,890)	0
Laser Light Engines, Inc.	Series A Convertible Preferred Stock	$0	$0	$0	$0	$0
	Series B Convertible Preferred Stock	0	0	0	0	0
	Convertible Bridge Notes(L)	0	0	0	0	0
Lodo Therapeutics Corporation	Series A Convertible Preferred Stock	$0	$107,281	$552,481	$0	$659,762
Metabolon, Inc.	Series B Convertible Preferred Stock	$0	$3,699,120	$0	$(3,699,120)	$0
	Series B-1 Convertible Preferred Stock	0	1,479,647	0	(1,479,647)	0
	Series C Convertible Preferred Stock	0	3,388,907	0	(3,388,907)	0
	Series D Convertible Preferred Stock	0	2,887,617	0	(2,887,617)	0
	Series E-1 Convertible Preferred Stock	0	1,776,987	0	(1,776,987)	0
	Series E-2 Convertible Preferred Stock	0	389,566	0	(389,566)	0

ii

Name of Issuer	Title of Issue or Nature of Indebtedness(A)	Amount of Dividends or Interest Credited(Debited) to Income (B)	Value as of December 31, 2015	Gross Additions (C)	Gross Reductions (D)	Value as of December 31, 2016
AFFILIATED INVESTMENTS (K):
ORIG3N, Inc.	Series 1 Convertible Preferred Stock	$0	$826,563	$159,373	$0	$985,936
	Series A Convertible Preferred Stock	0	750,338	520,668	0	1,271,006
Produced Water Absorbents, Inc.	Series A Convertible Preferred Stock	$0	$77,549	$0	$(77,549)	$0
	Series B Convertible Preferred Stock	0	214,302	0	(214,302)	0
	Series B-2 Convertible Preferred Stock	0	154,718	0	(154,718)	0
	Series B-3 Convertible Preferred Stock	0	140,109	0	(140,109)	0
	Series C Convertible Preferred Stock	0	75,581	0	(75,581)	0
	Series D Convertible Preferred Stock	0	133,330	0	(133,330)	0
	Warrants for Series B-2 Convertible Preferred Stock	0	174	0	(174)	0
	Subordinated Secured Non- Convertible Debt	39,699	560,538	0	(560,538)	0
	Secured Convertible Bridge Note	23,630	143,926	0	(143,926)	0
	Common Stock	0	0	0	0	0
	Senior Secured Debt	392,451	0	1,242,700	0	1,242,700
Total Affiliated Private Investments		$477,467	$40,889,507	$10,747,954	$(17,942,838)	$33,694,623
PUBLICLY TRADED AFFILIATED INVESTMENTS:
Adesto Technologies Corporation	Common Stock	$0	$13,645,682	$0	$(10,371,426)	$3,274,256
Enumeral Biomedical Holdings, Inc.	Common Stock	$0	$1,831,468	$0	$(795,840)	$1,035,628
	Warrants for Common Stock	0	87,486	0	(58,705)	28,781
	Options to Purchase Common Stock	0	54	0	(54)	0
Total Non- Controlled Affiliated Public Investments		$0	$15,564,690	$0	$(11,226,025)	$4,338,665
Total Non- Controlled Affiliated Investments		$477,467	$56,454,197	$10,747,954	$(29,168,863)	$38,033,288
EQUITY METHOD INVESTMENT:
Accelerator IV-New York Corporation	Series A Common Stock	$0	$165,936	$12,424	$0	$178,360
Total Equity Method Investment		$0	$165,936	$12,424	$0	$178,360

(A)
Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of December 31, 2016, and December 31, 2015.

(B)
Represents the total amount of interest or dividends and yield-enhancing fees on debt securities credited(debited) to income for the portion of the year an investment was a control or affiliate investment, as appropriate. Amounts credited to preferred or common stock represent accrued bridge note interest related to conversions that occurred during the year ended.

(C)
Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.

iii

(D)
Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.

(E)
"Majority Owned Controlled" is defined as control of 50.1 percent or more of the voting securities outstanding and/or 50.1 percent or more control of the appointment of members of the board of directors.

(F)
"Other Controlled Investments" is defined as ownership of more than 25 percent and less than 50.1 percent of the voting securities outstanding and/or 25 percent and less than 50.1 percent control of the appointment of members of the board of directors

(G)	We own over 25 percent of Essential Health Solutions, Inc.'s voting securities outstanding and controlled the appointment of three of seven members (43 percent) of its board of directors.

(H)	We own over 25 percent of NGX Bio, Inc.'s voting securities outstanding, but we control the appointment of two out of five members (40 percent) of its board of directors.

(I)	We own over 25 percent of Senova Systems, Inc.'s voting securities outstanding, but we controlled the appointment of only one out of five members (20 percent) of its board of directors.

(J)	We own 20 percent of TARA BioSystems, Inc.'s voting securities outstanding, but we control the appointment of two out of five members (40 percent) of its board of directors.

(K)
"Affiliated Investments" is defined as ownership of five percent or more, but less than 25 percent, of the voting shares of the portfolio company, or where we hold the right to appoint one or more members to the portfolio company’s board of directors, but less than 25 percent of the members of the board of directors.

(L)	Debt security is on non-accrual status and, therefore, is considered non-income producing during the year ended Decemebr 31, 2016.

 **Information related to the amount of equity in the net profit and loss for the year for the investments listed has not been included in this schedule. This information is not considered to be meaningful owing to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting, with the exception of Accelerator IV-New York Corporation, which are accounted for under the equity method.

iv